Form 10-Q
period 2014-10-31
VitaCig, Inc.
filed 2015-01-08
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-195397

VitaCig Inc.

(Name of small business issuer as specified in its charter)

Nevada	46-4597341
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 433 North Camden Drive, 6th Floor Beverly Hills, CA  90210

(Address of principal executive offices)       (Zip Code)

310-402-6937

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 8, 2015
Common stock, $0.0001 par value	500,135,000

Transitional Small Business Disclosure Format Yes  No 

VITACIG, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Registration Statement on Form S-1, as amended  for the year ended April 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

VITACIG, INC.
BALANCE SHEETS
(UNAUDITED)

	October 31,	April 30,
	2014	2014
ASSETS

CURRENT ASSETS:

Cash	$133,733	$3,462
Accounts receivable	11,349	1,113
Inventory	77,760	76,461
Total current assets	$222,842	$81,036
Intangible assets, net	3,800	-

TOTAL ASSETS	$226,642	$81,036

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$69,386
Deferred revenue	112,118	4,141
Due to related party	108,264	13,354
Total current liabilities	$220,382	$86,881
TOTAL LIABILITIES	$220,382	$86,881

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, $0.0001 par value, 560,000,000 shares authorized; 500,135,000 issued and outstanding	$50,014	$50,014
Shares issued at spin off, discount from par value	(49,514)	(49,514)
Retained earnings (Accumulated deficit)	5,760	(6,345)
Total stockholder's equity (deficit)	$6,260	$(5,845)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT) $	226,642	$81,036

The accompanying notes are an integral part of these unaudited financial statements.

                                                                                                                                                        4

VITACIG, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2014	2014

REVENUES	$86,637	$174,756
COST OF REVENUES	33,591	81,149
GROSS PROFIT	53,046	93,607

OPERATING EXPENSES:
Amortization	367	600
Professional fees	15,653	20,469
Travel expenses	999	999
Selling, general and administrative	34,301	62,298
Total operating expenses	51,320	84,366
OPERATING INCOME	1,726	9,241
Other income	2,864	2,864

NET INCOME	$4,590	$12,105

NET INCOME PER COMMON SHARE:
Basic	$0.00	$0.00

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING
Basic	500,135,000	500,135,000

The accompanying notes are an integral part of these unaudited financial statements.

                                                                                                                                5

VITACIG, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended
October 31,
2014

Net income	$12,105

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	600
Changes in operating assets and liabilities:
Accounts receivables	(10,236)
Inventory	(1,299)
Accounts payables and accrued liabilities	(69,386)
Deferred revenue	107,977
Net cash provided by operating activities	39,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(4,400)
Net cash used in investing activities	(4,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	94,910
Net cash provided by financing activities	94,910

INCREASE IN CASH	130,271
CASH, BEGINNING OF PERIOD	3,462
CASH, END OF PERIOD	$133,733

SUPPLEMENTAL DISCLOSURE

Interest paid	$-
Taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

                                                                                                           6

VITACIG, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

VitaCig, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on January 22, 2014. VitaCig is a technology company that is engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals.  The Company has established its fiscal year end as April 30.

VitaCig, Inc. was originally formed as a wholly-owned subsidiary of mCig, Inc. On February 24, 2014,  the Company entered into a Contribution Agreement with mCig, Inc. In accordance with this agreement VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc.

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”) (See Note 8 – Subsequent Events).

NOTE 2 – BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the six months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended April 30, 2014 have been omitted; this report should be read in conjunction with the audited  financial statements and the footnotes thereto for the fiscal year ended April 30, 2014 included within the Company’s Form S-1 and all its amendments filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had recurring losses from operations and needs additional cash to maintain its operations.

These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.  The Company’s most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2014, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The acquired software technologies are reviewed annually for impairment.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Fair value is focused on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Within the measurement of fair value, the use of market-based information is prioritized over entity specific information and a three-level hierarchy for fair value measurements is used based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•

       Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in   markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at October 31, 2014 and April 30, 2014 for assets measured at fair value on a recurring basis:

Level 1		Level 2	Level 3	Total
At October 31, 2014
intangible	$-	$-	$3,800	$3,800
Total Investment and intangible	$-	$-	$3,800	$3,800

At April 30, 2014
intangible	$-	$-	$-	$-
Total intangible	$-	$-	$-	$-

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At October 31, 2014, the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

VitaCig, Inc. recognizes revenue for sales online either direct to consumer or through our Wholesaler, Distributor, Reseller (WDR) program. For online sales, revenue is recognized by the Company at the time of order fulfillment. Since VitaCig collects payment for each online order at the time of sale, the point of shipping revenue recognition method ensures that the Company recognizes the revenue collected within 24-48 hours after the order is received and the funds are collected. Based on the metrics associated with having the actual sales almost equal the revenue collected and recognized, this short lag time between the time when the order is received from the consumer and when the revenue is actually recognized on the Company’s books allow Management to have a better grasp over its inventory and the overall Company progress on a daily basis.

Inventory

Inventory consists of finished product, VITACIG electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

Product exchanges and product returns

The total for product exchanges and product returns as of October 31, 2014 were minimal. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue when earned and defers revenues that are unearned.

The Company has deferred revenue of $112,118 as of October 31, 2014 and $4,141 for April 30, 2014.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Concentration of Credit Risk

All of the Company’s cash and cash equivalents are maintained in regional and national financial institutions. The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by the U.S. federal deposit insurance; however, the Company has not experienced any losses in such accounts. In management’s opinion, the capitalization and operating history of the financial institutions are such that the likelihood of material loss is remote.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – INTANGIBLE

The following is a detail of software at October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
Website	$4,400	$-
Total intangible assets	4,400	-
Accumulated amortization of intangible assets	(600)	-
Total intangible assets	$3,800	$-

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of October 31, 2014, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

Trademarks and Patents

On January 18, 2014, mCig, Inc. has applied for trademark name registration, “VitaCig”, with the United States Patent and Trademark Office. TEAS plus application's serial number: 86169368. As at October 31, 2014, the application was pending for approval.

NOTE 6– RELATED PARTY TRANSACTIONS

As of October 31, 2014, mCig, Inc. advanced a non interest bearing advance of $105,264 to the Company which is due upon demand. The Company’s Chief Executive Officer advanced $3,000 to the Company which is due upon demand.

NOTE 7 - EQUITY

As of October 31, 2014, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.

On February 24, 2014, the Company entered into a Contribution Agreement with mCig, Inc. In accordance with this agreement, VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO on January 18, 2014, and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of  VitaCig, Inc.

NOTE 8 – SUBSEQUENT EVENTS

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig ’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig, Inc.  stockholders received one share of VitaCig Common Stock for every one share of mCig, Inc. common stock, par value $0.0001 per share.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a controlling shareholder. The 270,135,000 shares of common stock  received by mCig shareholders were registered on a Registration Statement on Form S-1 filed by VitaCig, Inc.  and declared effective by the Securities and Exchange Commission on November 5, 2014.

* * * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “we,” “our company,” “us,” and “our” refer to VitaCig, Inc. unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, changes to e-cigarette regulation, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Form S-1 and its amendments for the year ended April 30, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Business

We were  incorporated under the laws of the state of Nevada on January 22, 2014. We are  a technology company that is engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals. Generic pharmaceuticals include the dietary supplements: Vitamin A1, B1, C, E, and anti-oxidant ubidecarenone (CO-Q10). We have established its fiscal year end as April 30.

Unlike traditional tobacco cigarettes or the majority of electronic cigarettes, our eCig does not contain any nicotine. Therefore, it is geared towards non-smokers or existing smokers that are looking for ways to quit. Since the electronic cigarette industry is relatively new, it is not currently possible to gauge or project the extent of demand for nicotine-free devices. Currently, nicotine-free devices represent a small percentage of the electronic-cigarette industry.

We were  originally formed as a wholly-owned subsidiary of mCig, Inc. On February 24, 2014, our company  entered into a Contribution Agreement with mCig, Inc. In accordance with this agreement we  accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc.

As of October 31, 2014, our company’s total assets were $226,642, $77,760 of which consisted of our inventory. Inventory consists of finished product. VitaCig electronic vaporizing cigarettes are valued at the lower of cost or market valuation under the first-in, first-out method of costing. Our current monthly cash burn is roughly $7,500. We  have started selling our products from April 1, 2014, and have generated nominal revenues. Our net income for the six months ended October 31, 2014 is $12,105. Our independent registered public accounting firm issued its report connection with the audit of our financial statements for the period ended April 30, 2014, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and the Notes to the financial statements for the quarter ended October 31, 2014, specifically Note 3, also raised a going concern issue. Thus far, management has relied on mCig, Inc.,  our largest shareholder, for capital loans and equity investments for the purpose of maintaining ongoing operations. Without continued loans from our largest shareholder, mCig, Inc. we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, $100,000 in value for Billboards, $250,000 in value for Endorsements (both of which expenses management believes, will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit sharing arrangements), $100,000 for Retail Stock Distribution, and $25,000 for Lab Testing. Management estimates that funding of $475,000 will be needed to implement the business plan. In the event funding is not realized, the business plan may need to be reduced or curtailed.  There are no written agreements which obligate our largest shareholder, mCig, Inc to continue funding us nor do we have any agreements with prospective investors. If we are unable to develop sufficient revenues to sustain our operations or receive funding, we may need to curtail or abandon our operations.

Electronic Cigarettes

VitaCig is engaged in the business of marketing and distributing an electronic cigarette (eCig) that provides vapor and vitamins for inhalation while avoiding: smoke, flame, tobacco, tar, carbon monoxide, ash, stub, associated smells and all the other chemicals found in traditional cigarettes. We believe that our products provide our consumers with a smoking experience without the social stigmas increasingly associated with cigarettes.

We compete in a highly competitive market that includes other e-cigarette marketing companies, as well as traditional tobacco companies. In this highly fragmented market, we have focused on building brand awareness early through viral adoption and word of mouth. In the future, we expect to employ additional marketing strategies while continuing to develop our supply chain and fulfillment capabilities.

Viral Marketing is a technique that uses pre-existing social networking services and other technologies to try to produce increases in brand awareness or to achieve other marketing objectives (such as product sales) through self-replicating viral processes.

Thus far, we have been successful in driving traffic to our website: www.VitaCig.org (which website is expressly not incorporated into this disclosure) and building a client base by utilizing viral marketing strategies. Specifically, we have built a presence on leading social-media sites such as Facebook and Twitter(which social media information is expressly not incorporated into this disclosure).. Through these sites, we post information about our products and make daily attempts to engage our target audience. This process drives traffic to our websites and eventually leads to sales. The viral marketing strategy is cost-effective and we do not anticipate any significant costs arising from this strategy.

In addition our largest shareholder, mCig, Inc. has launched a national media campaign which included the deployment of over 40 billboards in Manhattan, Brooklyn, and San Francisco. As part of this campaign several VitaCig billboards have been deployed driving additional traffic and sales. The costs of this campaign have been assumed by our largest shareholder, mCig, Inc. We cannot currently anticipate any future expenditure for billboard marketing due to our financial position unless such expenditures will be underwritten by our largest shareholder, mCig, Inc.

Our Electronic Cigarettes

We currently offer disposable electronic cigarettes named "VitaCigs" that retail for $5.00 each. We currently offer three flavor combinations:

•      VitaCig “Relax” - Blueberry and Black Currant flavor with B-Myrcene.

•      VitaCig “Refresh” – Mint and Peppermint flavor with Eucalyptol.

•      VitaCig “Energize” – Orange and Grapefruit flavor with Limonene.

In addition to the flavor combinations every VitaCig includes the following base Vitamins: A, B, C, E, and CoQ10 (Ubidecarenone).

Our in-house engineering, graphic design, and flavor mixing teams work to provide improvements and research or develop new product categories.  As of October 31, 2014, we did not incur any R&D expenses.

 The Market for Electronic Cigarettes

We market our electronic cigarettes as an alternative to traditional tobacco cigarettes. We offer our products in three flavor combinations. Because electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, electronic cigarettes offer users the ability to satisfy their traditional cigarette cravings without smoke, tar, ash or carbon monoxide. In many cases electronic cigarettes may be used where tobacco-burning cigarettes may not. Electronic cigarettes may be used in some instances where for regulatory or safety reasons tobacco burning cigarettes may not be used. However, we cannot provide any assurances that future regulations may not affect where electronic cigarettes may be used.

According to the U.S. Centers for Disease Control and Prevention, in 2010, an estimated 45.3 million people, or 19.3% of adults, in the United States smoke cigarettes. According to the Tobacco Vapor Electronic Cigarette Association, an industry trade group, more than 3.5 million people currently use electronic cigarettes in the United States. In 2011, about 21% of adults who smoke traditional tobacco cigarettes had used electronic cigarettes, up from about 10% in 2010, according to the U.S. Centers for Disease Control and Prevention. Annual sales of electronic cigarettes in the United States are estimated to increase to $1 billion in 2013 from $500 million in 2012. Annual sales of traditional tobacco cigarettes, according to industry estimates, were $80 billion in 2012.

The Government Regulation for Electronic Cigarettes

In 2009, the Family Smoking Prevention and Tobacco Control Act was passed and subsequently, the U.S. Food and Drug Administration (FDA) proposed rules to extend the agency’s tobacco authority to cover additional tobacco products. Products that would be “deemed” to be subject to FDA regulation are those that meet the statutory definition of a tobacco product, including currently unregulated marketed products, such as electronic cigarettes (e-cigarettes), cigars, pipe tobacco, nicotine gels, waterpipe (or hookah) tobacco, and dissolvables not already under the FDA’s authority. The FDA currently regulates cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. Our company can be subject to regulatory oversight by the FDA as well as the Federal Trade Commission.

Spin Off

On November 28, 2014, mCig, Inc.  completed the spin-off of our company  (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), mCig, Inc.  distributed 270,135,000 shares of our common stock, par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig, Inc. ’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of mCig, Inc. common stock, par value $0.0001 per share.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a controlling shareholder. The shares of common stock to be received by mCig shareholders were registered on a Registration Statement on Form S-1 filed by our company  and declared effective by the Securities and Exchange Commission on November 5, 2014. It is the intent of management to work with a market maker to become listed on the OTC Markets OTCQB electronic exchange.  There can be no assurances as to the attainment or timing of this action.

Future Acquisitions

As part of its business plan, management is looking to acquire interests in all or part of related business entities, increase its employee and consultant base through engaging personnel knowledgeable in our field, release new products, filing patents, and establish retail outlets. At this time, any discussions are preliminary and there can be no assurances that any acquisitions will be finalized.

SIGNIFICANT ACCOUNTING POLICIES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.  Our most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

Share-Based Compensation

We measure the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of our common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Revenue Recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

Financial results and trends

Results of Operations for the Three Months Ended October 31, 2014

Revenue increased to $86,637 for the three months ended October 31, 2014. Our revenues increased as a result of higher sales activity during the three months ended October 31, 2014.

Cost of revenue was $33,591 for the three months ended October 31, 2014. Our cost of revenue was related to the cost of production.

Selling, general and administrative expenses increased to $34,301 for the three months ended October 31, 2014. The increase in our selling, general and administrative expenses is related to the contract services, investor relations, legal and accounting in the three months ended October 31, 2014.

Results of Operations for the Six Months Ended October 31, 2014

Revenue increased to $174,756 for the six months ended October 31, 2014. Our revenues increased as a result of higher sales activity during the six months ended October 31, 2014.

Cost of revenue increased to $81,149 for the six months ended October 31, 2014. Our cost of revenue was related to the cost of production.

Selling, general and administrative expenses increased to $62,298 for the six months ended October 31, 2014. The increase in our selling, general and administrative expenses are related to the salaries and bonuses of management, contract services, accounting fees, investor relations, and legal costs in the six months ended October 31, 2014.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At October 31, 2014, we had cash of $133,733.

We have retained earnings at October 31, 2014 of $5,760 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business.  We expect our cash needs for the next 12 months to be $250,000 to fund our operations.

Our  ability of  to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements.  We may need to incur additional liabilities with related parties to sustain our company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has advances from our Chief Executive Officer and Chief Operating Officer of an aggregate of $108,264.

We believe that our existing cash and investment balances, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Operating Activities

Cash flows from operating activities. Our cash provided by operating activities were $39,761 for the six months ended October 31, 2014.  The increase in cash provided by operations was primarily attributable to the increase of revenue.

Investing Activities

Cash flows from investing activities. Our cash used in investing activities was $4,400 for the six months ended October 31, 2014.  The increase in cash used in investing activities was primarily attributable to the purchase of intangible assets.

Financing Activities

Cash flows from financing activities. Cash provided by financing activities was $94,910 for the six months ended October 31, 2014. We received cash from the advance from mCig, Inc. of $94,410 for the six months ended October 31, 2014

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q,  and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of October 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Company’s material weaknesses in financial reporting were:

a.	There is no segregation of duties as our CEO is also our CFO.

b.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)     Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the quarter ended October 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six months ended October 31, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2 3.3	Bylaws of the Registrant(1) Amended Bylaws(1)
5.1	Opinion of Counsel as to the Legality of the Shares being Spun Off and Consent(1)
10.1	Contribution Agreement as of February 24, 2014 be and among the Registrant and mCig, Inc. (1)
23.1	Consent of Counsel (1)
23.2	Consent of Independent Registered Public Accounting Firm (1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

___________________________________________________________________________________________________________________________________________________________________________

(1)	Incorporated by references to our Registrants Form S-1 filed on April 21, 2014 and Amended S-1 Filed on August 25, 2014. *Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 8, 2015	VITACIG, Inc. By: /s/ Alfred Santos
Alfred Santos
Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2015	VITACIG, Inc. By: /s/ Alfred Santos
Alfred Santos
Chief Financial Officer (Principal Accounting Officer)

                                                                                                                                                 18

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Alfred Santos, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of VITACIG, Inc. ;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant	VITACIG, Inc. By: /s/ Alfred Santos
Date: January 8, 2015	Alfred Santos
Chief Executive Officer (Principal Executive Officer,)

                                                                                                                                                                                                             19

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Alfred Santos, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of VITACIG, Inc. ;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant	VITACIG, Inc. By: /s/ Alfred Santos
Date: January 8, 2015	Alfred Santos
Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of VITACIG, Inc.  (the "Company") on Form 10-Q for the period ending October 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Santos, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant	VITACIG, Inc. By: /s/ Alfred Santos
Date: January 8, 2015	Alfred Santos
Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of VITACIG, Inc.  (the "Company") on Form 10-Q for the period ending October 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred Santos, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: January 8, 2015	VITACIG, Inc. By: /s/ Alfred Santos
Alfred Santos
Chief Financial Officer (Principal Financial Officer)