Form 10-Q/A
period 2014-10-31
VitaCig, Inc.
filed 2015-01-09
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment #1

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 9, 2015
Common stock, $0.0001 par value	500,135,000

Transitional Small Business Disclosure Format Yes  No 

EXPLANATORY NOTE – AMENDMENT

Our purpose of this 10-Q/A to our Quarterly Report on Form 10-Q for the period ended October 31, 2014, as filed with the Securities and Exchange Commission on January 8, 2015  is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described herein.

No other changes have been made to the 10-Q/A and this amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q/A.

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

_________________________________________________________________________________________________________________________________________________________________________________________

(1)	Incorporated by references to our Registrants Form S-1 filed on April 21, 2014 and Amended S-1 Filed on August 25, 2014. *Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2015	VITACIG, Inc. By: /s/ Alfred Santos
Alfred Santos
Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2015	VITACIG, Inc. By: /s/ Alfred Santos
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant	VITACIG, Inc. By: /s/ Alfred Santos
Date: January 9, 2015	Alfred Santos
Chief Executive Officer (Principal Executive Officer,)

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Alfred Santos, certify that:

1	I have reviewed this Quarterly Report on Form 10-Q of VITACIG, Inc. ;

2

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant	VITACIG, Inc. By: /s/ Alfred Santos
Date: January 9, 2015	Alfred Santos
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

Registrant	VITACIG, Inc. By: /s/ Alfred Santos
Date: January 9, 2015	Alfred Santos
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

Registrant Date: January 9, 2015	VITACIG, Inc. By: /s/ Alfred Santos
Alfred Santos
Chief Financial Officer (Principal Financial Officer)