Form 10-Q
period 2015-01-31
VitaCig, Inc.
filed 2015-03-23
CIK 1604906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 333-195397

VITACIG, INC.

(Name of small business issuer as specified in its charter)

Nevada	46-4597341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive, 6th Floor, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	310-402-6937

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes  ☐   No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non–Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2015
Common stock, $0.0001 par value	500,135,000
Transitional Small Business Disclosure Format Yes  No ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Registration Statement on Form S-1, as amended for the audited financial statements for the year ended April 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

VITACIG, INC. BALANCE SHEETS (UNAUDITED)
	January 31, 2015	April 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$76,084	$ 3,462
Accounts receivable	9,456	1,113
Inventory	73,497	76,461
Total current assets	159,037	81,036

Intangible assets, net	3,433	-
TOTAL ASSETS	$162,470	$ 81,036

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$69,386
Deferred revenue	40,000	4,141
Due to related party	103,264	13,354
Total current liabilities	143,264	86,881
TOTAL LIABILITIES	143,264	86,881

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.0001 par value, 560,000,000 shares authorized; 500,135,000 issued and outstanding	50,014	50,014
Shares issued at spin off, discount from par value	(49,514)	(49,514)
Retained earnings (Accumulated deficit)	18,706	(6,345)
Total stockholders' equity (deficit)	19,206	(5,845)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$162,470	$81,036

The accompanying notes are an integral part of these unaudited financial statements.

VITACIG, INC. STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Nine Months Ended
	January 31,	January 31,
	2015	2015

REVENUES	$159,387	$337,006
COST OF REVENUES	77,053	158,202

GROSS PROFIT	82,334	178,804

OPERATING EXPENSES:
Amortization	367	967
Professional fees	12,479	32,948
Travel expenses	3,769	4,768
Selling, general and administrative	52,772	115,070
Total operating expenses	69,387	153,753
OPERATING INCOME	12,947	25,051

NET INCOME	$12,947	$25,051

NET INCOME PER COMMON SHARE:
Basic and diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING
Basic and diluted	500,135,000	500,135,000

The accompanying notes are an integral part of these unaudited financial statements.

VITACIG, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED	FOR THE PERIOD
	January 31,	01/22 - 01/31
	2015	2014

Net income	$25,051	$-

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Amortization	967	-
Changes in operating assets and liabilities:
Accounts receivables	(8,343)	-
Inventory	2,964	-
Accounts payables and accrued liabilities	(69,386)	-
Deferred revenue	35,859	-
Net cash provided by operating activities	(12,888)	-

CASHFLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(4,400)	-
Net cash used in investing activities	(4,400)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to officer	(5,000)	-
Advances from officer	94,910	-
Net cash provided by financing activities	89,910	-

INCREASE IN CASH	72,622	-
CASH, BEGINNING OF PERIOD	3,462	-
CASH, END OF PERIOD	$76,084	$-

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

VITACIG, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

VitaCig, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on January 22, 2014. VitaCig, Inc. is a technology company that is engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals.  The Company has established its fiscal year end as April 30.

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

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”) (See Note 7 – Equity).

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

Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended April 30, 2014 have been omitted; this report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2014 included within the Company’s Form S-1 and all its amendments filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2015, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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
The following table summarizes fair value measurements by level at January 31, 2015 and April 30, 2014 for assets measured at fair value on a recurring basis:
	Level 1	Level 2	Level 3	Total
At January 31, 2015
Cash	$76,084	$-	$-	$76,084
intangible	$-	$-	$3,433	$3,433
Total Investment and intangible	$-	$-	$3,433	$3,433

At April 30, 2014
Cash	$3,462	$-	$-	$3,462
intangible	$-	$-	$-	$-
Total intangible	$-	$-	$-	$-

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At January 31, 2015, the Company did not record any liabilities for uncertain tax positions.

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

Product exchanges and product returns

The total for product exchanges and product returns as of January 31, 2015 was minimal. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue when earned and defers revenues that are unearned.

The Company has deferred revenue of $40,000 as of January 31, 2015 and $4,141 for April 30, 2014.

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

NOTE 5 – INTANGIBLE

The following is a detail of software at January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Website	$4,400	$-
Total intangible assets	4,400	-
Accumulated amortization of intangible assets	(967)	-
Total intangible assets	$3,433	$-

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of January 31, 2015, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

Trademarks and Patents

On January 18, 2014, mCig, Inc. has applied for trademark name registration, “VitaCig”, with the United States Patent and Trademark Office. TEAS plus application's serial number: 86169368. On August 19, 2014, the trademark application was approved.

NOTE 6– RELATED PARTY TRANSACTIONS

As of January 31, 2015, mCig, Inc. advanced a non interest bearing advance of $103,264 to the Company which is due upon demand.

NOTE 7 - EQUITY

As of January 31, 2015, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.

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

NOTE 8 – RECLASSIFICATION OF PRIOR QUARTER PRESENTATION

Certain prior quarter amounts have been reclassified during the quarter ended January 31, 2015. These reclassifications had no effect on the reported results of operations.

During the quarter ended January 31, 2015, the Company reclassified $2,863 from other income to revenue.

* * * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “we,” “our company,” “us,” and “our” refer to VitaCig, Inc. unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, changes to e-cigarette regulation, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Form S-1 and its amendments for the year ended April 30, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Business

We were incorporated under the laws of the state of Nevada on January 22, 2014. We are a technology company that is engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals. Generic pharmaceuticals include the dietary supplements: Vitamin A1, B1, C, E, and anti-oxidant ubidecarenone (CO-Q10). We have established our fiscal year end as April 30.

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

As of January 31, 2015, our company’s total assets were $162,470, $73,497 of which consisted of our inventory. Inventory consists of finished product. VitaCig electronic vaporizing cigarettes are valued at the lower of cost or market valuation under the first-in, first-out method of costing. Our current monthly cash burn is roughly $7,500. Based on our current monthly cash burn, we anticipate that our present capital will sustain us until December 31, 2015 before additional capital will be required. We have started selling our products from April 1, 2014, and have generated nominal revenues. Our net income for the nine months ended January 31, 2015 is $25,051. Our independent registered public accounting firm issued its report connection with the audit of our financial statements for the period ended April 30, 2014, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and the Notes to the financial statements for the quarter ended January 31, 2015.

Thus far, management has relied on mCig, Inc., our largest shareholder, for capital loans and equity investments for the purpose of maintaining ongoing operations. Without continued loans from our largest shareholder, mCig, Inc., we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, $100,000 in value for Billboards, $250,000 in value for Endorsements (both of which expenses management believes, will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit sharing arrangements), $100,000 for Retail Stock Distribution, and $25,000 for Lab Testing. Management estimates that funding of $475,000 will be needed to implement the business plan. In the event funding is not realized, the business plan may need to be reduced or curtailed.  There are no written agreements which obligate our largest shareholder, mCig, Inc to continue funding us nor do we have any agreements with prospective investors. If we are unable to develop sufficient revenues to sustain our operations or receive funding, we may need to curtail or abandon our operations.

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

Thus far, we have been successful in driving traffic to our website: www.vitacig.org (which website is expressly not incorporated into this disclosure) and building a client base by utilizing viral marketing strategies. Specifically, we have built a presence on leading social-media sites such as Facebook and Twitter(which social media information is expressly not incorporated into this disclosure). Through these sites, we post information about our products and make daily attempts to engage our target audience. This process drives traffic to our websites and eventually leads to sales. The viral marketing strategy is cost-effective and we do not anticipate any significant costs arising from this strategy.

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

Our in-house engineering, graphic design, and flavor mixing teams work to provide improvements and research or develop new product categories.  As of January 31, 2015, we did not incur any R&D expenses.

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

Spin Off

On November 28, 2014, mCig, Inc. completed the spin-off of our company (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014 (the “Distribution Date”), mCig, Inc. distributed 270,135,000 shares of our common stock, par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig, Inc. ’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of mCig, Inc. common stock, par value $0.0001 per share.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a controlling shareholder. The shares of common stock to be received by mCig shareholders were registered on a Registration Statement on Form S-1 filed by our company and declared effective by the Securities and Exchange Commission on November 5, 2014. It is the intent of management to work with a market maker to become listed on the OTC Markets OTCQB electronic exchange. We are currently listed in the OTC Markets “grey sheets” under the symbol VTCQ. There can be no assurances as to the attainment or timing of this action.

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

Financial results and trends

Results of Operations for the Three Months Ended January 31, 2015

Revenues were $159,387 for the three months ended January 31, 2015. Our revenues were a result of higher sales activity during the three months ended January 31, 2015.

Cost of revenue was $77,053 for the three months ended January 31, 2015. Our cost of revenue was related to the cost of production.

Selling, general and administrative expenses were $52,772 for the three months ended January 31, 2015. This included our selling, general and administrative expenses related to the contract services, investor relations, legal and accounting in the three months ended January 31, 2015.

Results of Operations for the Nine Months Ended January 31, 2015

Revenues were $337,006 for the nine months ended January 31, 2015. Our revenues were a result of higher sales activity during the nine months ended January 31, 2015.

Cost of revenue was $158,202 for the nine months ended January 31, 2015. Our cost of revenue was related to the cost of production.

Selling, general and administrative expenses were $115,070 for the nine months ended January 31, 2015. This included our selling, general and administrative expenses related to the salaries and bonuses of management, contract services, accounting fees, investor relations, and legal costs in the nine months ended January 31, 2015.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At January 31, 2015, we had cash of $76,084.

We have retained earnings at January 31, 2015 of $18,706 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, $100,000 in value for Billboards, $250,000 in value for Endorsements (both of which expenses management believes, will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit sharing arrangements), $100,000 for Retail Stock Distribution, and $25,000 for Lab Testing. Management estimates that funding of $475,000 will be needed to implement the business plan.

Our ability of to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements. We may need to incur additional liabilities with related parties to sustain our company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has advances from our Chief Executive Officer and Chief Operating Officer of an aggregate of $103,264.

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

Operating Activities

Cash flows from operating activities. Our cash used by operating activities were ($12,888) for the nine months ended January 31, 2015. The cash used by operations was primarily attributable to the increase of revenue.

Investing Activities

Cash flows from investing activities. Our cash used in investing activities was $4,400 for the nine months ended January 31, 2015. The cash used in investing activities was primarily attributable to the purchase of intangible assets.

Financing Activities

Cash flows from financing activities. Cash provided by financing activities was $89,910 for the nine months ended January 31, 2015. We received cash from the advance from mCig, Inc. of $89,911 for the nine months ended January 31, 2015

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of January 31, 2015. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the quarter ended January 31, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three and nine months ended January 31, 2015.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS Exhibits
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Registrant(1)
3.3	Amended Bylaws(1)
10.1	Contribution Agreement as of February 24, 2014 be and among the Registrant and mCig, Inc. (1)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by references to our Registrants Form S-1 filed on April 21, 2014 and Amended S-1 Filed on August 25, 2014. *Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2015	VITACIG, Inc. By: /s/ Alfred Santos
Alfred Santos
Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2015	VITACIG, Inc. By: /s/ Alfred Santos
Alfred Santos
Chief Financial Officer (Principal Accounting Officer)