Form 10-K
period 2015-04-30
VitaCig, Inc.
filed 2015-08-13
CIK 1604906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K (MARK ONE)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED April 30, 2015
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

Commission file number: 000-51569

VITACIG, INC.
(Exact name of registrant as specified in its charter)

	NEVADA	46-4597341
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

	433 North Camden Drive, 6th Floor Beverly Hills, CA	90210
	(Address of principal executive offices)	(Zip Code)

(310)402-6937
Registrant’s telephone number, including area code (Former name, former address and former fiscal year, if changed since last report)
Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [] Yes [ √ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ] No [√]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $0. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 10, 2015, there were 500,135,000 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends and regulations in the our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “VitaCig, Inc.", “VitaCig”, "we", "our", the "Company" and similar terms refer to VitaCig, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary,  “2014”  refers to the year ended April 30, 2014,   “2015” refers to the year ended April 30, 2015.

PART I

As used in this report, “we”, “us”, “our”, “VitaCig,”, “Company” or “our Company” refers to VitaCig, Inc.

ITEM 1.  BUSINESS.

Overview

Corporate History

We were incorporated in Nevada on January 22, 2014.  We are a technology company that is engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals. Generic pharmaceuticals include the dietary supplements: Vitamin A1, B1, C, E, and anti-oxidant ubidecarenone (CO-Q10). We have established our fiscal year end as April 30.

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

On November 28, 2014, mCig completed the spin-off of 54.01% of VitaCig, Inc. (the “Spin-off”) (See Note 9: Stockholders’ Equity).

As of April 30, 2015, our company’s total assets were $100,899, $27,316 of which consisted of our inventory. Inventory consists of finished product. VitaCig electronic vaporizing cigarettes are valued at the lower of cost or market valuation under the first-in, first-out method of costing. Our current monthly cash burn is approximately $7,500. Based on our current monthly cash burn, we anticipate that our present capital will sustain us until December 31, 2015 before additional capital will be required. We have generated nominal revenues since inception. Our net loss for the twelve months ended April 30, 2015 is $33,720. Our independent registered public accounting firm issued its report in connection with the audit of our financial statements for the period ended April 30, 2015, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and the Notes to the financial statements for the year ended April 30, 2015.

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

Our Company

VitaCig is engaged in the business of marketing and distributing an electronic cigarette (eCig) that provides vapor and vitamins for inhalation while avoiding: smoke, flame, tobacco, tar, carbon monoxide, ash, stub, associated smells and all the other chemicals found in traditional cigarettes. We believe that our products provide our consumers with a smoking experience without the social stigmas associated with cigarettes.

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

Thus far, we believe we have been successful in driving traffic to our website: www.vitacig.org (which website is expressly not incorporated into this disclosure) and building a client base by utilizing viral marketing strategies. Specifically, we have built a presence on leading social-media sites such as Facebook and Twitter (which social media information is expressly not incorporated into this disclosure). Through these sites, we post information about our products and make daily attempts to engage our target audience. This process drives traffic to our websites and eventually leads to sales. The viral marketing strategy is cost-effective and we do not anticipate any significant costs arising from this strategy.

In addition, our largest shareholder, mCig, Inc. has launched a national media campaign which included the deployment of over 40 billboards in Manhattan, Brooklyn, and San Francisco. As part of this campaign several VitaCig billboards have been deployed driving additional traffic and sales. The costs of this campaign have been assumed by our largest shareholder, mCig, Inc. We cannot currently anticipate any future expenditure for billboard marketing due to our financial position unless such expenditures will be underwritten by our largest shareholder, mCig, Inc.

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

Our in-house engineering, graphic design, and flavor mixing teams work to provide improvements and research or develop new product categories.  As of April 30, 2015, we have not incurred any R&D expenses.

Employees

As of April 30, 2015, we had no full-time employees and five independent contractors (including two members of management).

We may hire temporary labor for manufacturing needs as required.  We believe that we will be able to hire a sufficient number of qualified employees to meet our employment needs. Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment. None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS.

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks  described below, or elsewhere in this report on Form 10-K, orour Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.You should carefully review the risk factors together with all other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

RISKS RELATED TO OUR BUSINESS

We have a short operating history and have maintained losses since inception, which we expect to continue into the future.

We were incorporated on January 22, 2014, and have very limited operations. We have started selling our products from April 1, 2014 and have generated nominal revenues. Our proposed business is to manufacture and retail the tobacco-free cigarettes that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals.

We have no operating history at all upon which an evaluation of our future success or failure can be made. Based upon our proposed plans, we expect to incur significant operating losses in future periods, because there are substantial costs and expenses associated with the development and marketing of our business plan. We may fail to generate significant revenues in the future. If we cannot attract a substantial number of customers, we will not be able to generate any significant revenues or income. Failure to generate significant revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

If we do not obtain additional financing or develop significant income, our business plan will fail.

We have started selling our products from April 1, 2014 and have generated nominal revenues but will require additional financing or income revenue to sustain operations. Presently, we rely upon our largest shareholder, mCig, to finance our operations.  However, there are no written agreements obligating mCig to continue funding nor are there any agreements with prospective investor for future funding.  We may raise additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm issued its report in connection with the audit of our financial statements which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The market for electronic cigarettes is a niche market, subject to a great deal of uncertainty and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

Electronic cigarettes may become subject to regulation by the FDA.

The FDA did not appeal the decision of the U.S. Court of Appeals for the D.C. Circuit in Sottera, Inc. v. Food & Drug Administration (2010) which held that e-cigarettes and other nicotine-containing products are not drugs or devices unless they are marketed for therapeutic purposes.

The Court held further that electronic cigarettes and other nicotine-containing products can be regulated as “tobacco products” under the Food, Drug and Cosmetic Act. Consequently, the FDA may choose to develop regulations governing the manufacture, marketing and sale of e-cigarettes. Potential FDA regulations, or significant costs to comply with potential FDA regulations could have a materially adverse effect on our company’s operations and profitability. Failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

New product faces intense media attention and public pressure.

Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

The recent development of electronic cigarettes has not allowed the medical profession to study the long-term health effects of electronic cigarette use.

Because electronic cigarettes were recently developed, the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use. Currently, therefore, there is no way of knowing whether or not electronic cigarettes are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

If we experience product recalls, particularly since we currently do not have product recall insurance, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

At present, we do not have product recall insurance to mitigate for such a contingency. Accordingly, we cannot assure that the risks inherent to any potential product recall will be mitigated in all circumstances nor can we assure the continuing viability of our company in the event of any product recall.  Even in the event we procure product recall insurance, unexpected expenditures that could exceed our product recall insurance coverage limits which could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American Inc., through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff.

Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

There are current and potential future competitors that offer electronic cigarettes with vitamins that will compete for our market.

We intend to serve as a technology company which manufactures and retail the tobacco-free cigarettes that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals.  Other companies, such as Novo Cig, which offers electronic cigarettes with Vitamin C, will compete for our market.  We face, and will continue to face, intense competition from entities that can offer a product similar to ours but at a reduced price. Since our product is not patented, competing entities can duplicate our product and adversely affect our income.  We also recognize that there may be competitors that we are not aware of or may enter the market.  These companies that directly compete with us in the market for tobacco-free cigarettes that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals may adversely affect our ability to generate or sustain profitable operations.

Many competitors have more experience than we do in research and development, marketing and marketing approved products. The competitors, some of which have their own sales and marketing organizations, have greater financial and technical resources than we do and may be better equipped than we are to sell competing products.

We may not be unable to promote and maintain our brands.

We believe that establishing and maintaining the brand identities of our products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality products. If our customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

Moreover, in order to attract and retain customers and to promote and maintain our brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to promote and maintain our brands, our business, results of operations and financial condition could be adversely affected.

We rely on Chinese factories for the production of our products.

We rely exclusively on Chinese factories for the production of our products. Therefore, our ability to maintain operations is dependent on a third-party manufacturer. Further, we do not currently have any exclusive product or distribution arrangements with our manufacturer and the loss or disruption of the production of our products could have a material adverse effect on our business, financial condition and results of operations.

Potential Risks in Public Perception Associated with Chinese Factories.

Should Chinese factories continue to draw public criticism for exporting unsafe products, we may be adversely and materially affected by the stigma associated with Chinese production. This in turn would negatively affect our business operations, our revenues, and our financial projections and prospects.

We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

We are currently developing, and in the future will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

Internet security poses a risk to our e-commerce sales.

At present we generate a portion of our sales through e-commerce sales on our websites. We have started selling our products from April 1, 2014 and have generated nominal revenues. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Credit card payment processors and merchant account pose a risk.

We accept credit cards as a means of payment for the sale of our products. If we are unable to find suitable providers or an alternative method of payment for our customers, our cash-flow will be constrained and our sales may be effected which may have a material adverse effect on our performance, financial condition and results of operations.

Product exchanges, returns, warranty claims, defect and recalls may adversely affect our business.

Any and all products are subject to customer service claims, malfunctions and defects, which may subject us to requests for product exchanges, returns, warranty claims and recalls. If we are unable to maintain a certain degree of quality control of our products we will incur costs of replacing and or recalling our products and servicing our customers. Any product returns, exchanges, and or recalls we may make will have a material adverse effect on our business, our operations and our profitability and will likely result in the loss of customers and goodwill.

Moreover products that do not meet our quality control standards and or those products that do not comply with U.S. safety and health standards or that may be defective may reduce the effectiveness, enjoyment and or cause harm to property, person and or death to persons who use the product. Any such instance will likely result in claims against us and potentially subject us to liability and legal claims which may cause injury to our reputation, goodwill and operating results.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the initial public offering price and the price of our common stock may fluctuate significantly.

Our shares trade on the OTC Markets Pink Sheets under the symbol VTCQ. The market price for our common stock is likely to be volatile, in part because our shares have only recently started trading. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•     changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nutraceutical industry;

•     changes in key personnel;

•     entry into new geographic markets;

•     actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•     investors’ perceptions of our prospects and the prospects of the nutraceutical industry;

•     fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

•     the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•     announcements relating to litigation;

•     financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•     changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•     the development and sustainability of an active trading market for our common stock;

•     future sales of our common stock by our officers, directors and significant stockholders; and

•     changes in accounting principles affecting our financial reporting.

These and other factors may lower the market price of our common stock, regardless of our actual operating performance. As a result, our common stock may trade at prices significantly below the initial public offering price.

The stock markets and trading facilities, including the OTC Bulletin Board, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many e-cigarette companies. In the past, stockholders of some companies have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

The Company may issue more shares in connection with future mergers or acquisitions, which could result in substantial dilution to existing shareholders.

Our Certificate of Incorporation authorizes the issuance of 560,000,000 shares of common stock. Any future merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-current stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a future business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of common stock could be materially and adversely affected.

The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you. The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer. The volatility in our share price is attributable to a number of factors. First our common shares, at times, are thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative or “risky” investment due to our limited operating history, lack of profits to date and uncertainty of future market acceptance for our potential products. As a consequence, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our performance. We cannot make any predictions as to what the prevailing market price for our common shares will be at any time or as to what affect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. This type of litigation could result in substantial costs and could divert management’s attention and resources.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business and our operating results.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, as it has been for this report, subject to expansion of the size of our Company and our finance department, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could adversely affect the results of the management evaluations of our internal controls. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

We are exposed to general economic conditions, which could have a material adverse impact on our business, operating results and financial condition.

Recently there have been adverse conditions and uncertainty in the global economy as the result of unstable global financial and credit markets, inflation, and recession. These unfavorable economic conditions and the weakness of the credit market may continue to have, an impact on our Company’s business and our Company’s financial condition. The current global macroeconomic environment may affect our Company’s ability to access the capital markets may be severely restricted at a time when our Company wishes or needs to access such markets, which could have a materially adverse impact on our Company’s flexibility to react to changing economic and business conditions or carry on our operations.

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Securities Act of 1933  and  as  required  under  applicable  state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under  any  other  exemption  from the Securities Act of 1933,  if  available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.  In addition,  if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted  securities",  whether held by affiliates or non-affiliates,  may not be  re-sold  for a period  of 12 months  following  the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933.

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We currently lease our office facilities. Rent expenses totaled $6,637 and $0 for the fiscal years 2015 and 2014, respectively which at the time included our facility located in Falls Church, Virginia and our office in Beverly Hills, California. All of our facilities are leased from non-affiliated parties. We consider these properties adequate for our current operational needs.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Since January 2015, our common stock has been quoted on the OTC Markets under the symbol VTCQ. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
January 7, 2015 through January 31, 2015	$0.0720	$0.0410
February 1, 2015 through April 30, 2015	$0.0750	$0.0185

The closing price of our common stock as reported on the OTC Markets was $0.02 on August 6, 2015.

(b) Holders

As of August 10, 2015, there were approximately53 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is ClearTrust LLC, 16540 Pointe Village Dr, Ste 206, Lutz, FL 33558.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company currently does not have any equity compensation plans.

Recent Sales of Unregistered Securities

In the three months ended April 30, 2015, we have not issued any unregistered securities.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April 30, 2015 and 2014, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Any future equity financing will cause existing shareholders to experience dilution of their interest in our Company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisitions.

During this period, we will need to maintain our periodic filingswith the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Due to our lack of operating history and present limited revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Overview

VitaCig, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on January 22, 2014. We serve as a technology company which manufactures and retail nicotine-free cigarettes that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals. We established our fiscal year end as April 30.

We were originally a wholly-owned subsidiary of mCig, Inc. On February 24, 2014, we entered into a Contribution Agreement with mCig, Inc. In accordance with this agreement we accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the issued and outstanding shares of our company.

On November 28, 2014, mCig completed the spin-off of 54.01% of VitaCig, Inc. (the “Spin-off”) (See Note 9: Stockholders’ Equity).

Plan of Operations

On April 15, 2014, we officially launched our flagship product the “VitaCig”. Over the next twelve months, our management has the following plan of operation:

1.   Raise Prices – On June 10th, 2014, we raised the price of the VitaCig from $2 each to $3 each and saw an increase in demand. We will consider additional price increases over the course of 2015.

2.   Billboard Marketing – Over the next six months, we will have several billboards advertising our products deployed in Manhattan, Brooklyn, and San Francisco. We believe, but cannot provide assurances, that these billboards will drive traffic to our website and social media increasing brand awareness and contributing to sales growth.

3.   Celebrity Endorsements – Our company’s largest shareholder, mCig, Inc. is in active negotiations with several celebrities for the endorsements of our products. These endorsements are invaluable to our company and we believe, but cannot provide assurances, that these endorsements will drive traffic and sales growth. There are however no guarantees that we will be able to obtain celebrity endorsements.

4.   Retail Store Distribution – Our management is preparing for the deployment of a retail marketing strategy. To that end, we have designed retail stands and boxes to be distributed to stores that show interests in our products. We have also acquired an exclusive global UPC barcode for our product in anticipation of this foray.

5.   Chain of Custody Standards – We have implemented Chain of Custody standards with our third-party manufacturing facilities. Specifically, each batch of our ingredients is marked, tested, and disclosed on each individual packaging with an expiration date as well as a batch number.

6.    Independent Lab Testing – In May 2014, we engaged Intertek Group, PLC for the purpose of independently testing our ingredients and products for any potential hazardous compounds.

7.    Supplemental Nutritional Labeling – Based on the independent testing of our products, we have been able to implement supplemental nutritional labeling outlining the ingredients and potency of our vitamins and nutrients as well as their daily values.

8.    New Product Flavors and Categories – We are preparing to launch several new VitaCig flavors and categories targeting additional nutritional applications such as stress-reduction and skin-improvement.

Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, $100,000 in value for Billboards, $250,000 in value for Endorsements (both of which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit sharing arrangements), $100,000 for Retail Stock Distribution, and $25,000 for Lab Testing. Management estimates that funding of $475,000 will be needed to implement the business plan. In the event funding is not realized, the business plan may need to be reduced or curtailed. However, in anticipation of implementing our business plan, we are currently implementing small pilot-scale store distribution in Vermont, Virginia, and North Dakota. We are currently development two new flavors with the intent, although we cannot guarantee, to release those flavors in 2015 and 2016.

Results of Operations

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition results of operations, which may fluctuate in the future, may be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

Our operating results and cash flows are presented for the period ended January 22, 2014 to April 30, 2014 and for the year ended April 30, 2015.
		For the Period from
	For the year ended	January 22, 2014 to
	April 30, 2015	April 30,
	2015	2014
Revenue	$376,001	$11,130
Cost of Goods Sold	206,534	8,498
Gross Profit	169,467	2,632
Expenses	203,187	8,977
Net Loss	$(33,720)	$(6,345)

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.  We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Revenues are presented net of discounts. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on our policy for each respective element. We generate revenue primarily from sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Revenue

Our revenue for the twelve months ended April 30, 2015 was $376,001 compared to $11,130 for the period from January 22, 2014 toApril 30, 2014.  Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Cost of Goods Sold

Our cost of goods sold for the period from January 22, 2014 toApril 30, 2015 was $206,534compared to $8,498 for the period from January 22, 2014 toApril 30, 2014. The increase is primarily due to the launch of our product in April 2014.

Gross Profit

Our gross profit for the twelve months ended April 30, 2015 was $169,467 compared to $2,632 for the period from January 22, 2014 toApril 30, 2014. The gross profit of $169,467 for the twelve months ended April 30, 2015 represents 45% as a percentage of total revenue. The gross profit of $2,632 for the period from January 22, 2014 to April 30, 2014 represents 23.65% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in the selling price of each individual VitaCig, where the price of each unit was increased from $2 to $3 effective June 10th, 2014.

Operating Expenses

Our operating expenses increased by $194,210 to $203,187 for the twelve months ended April 30, 2015, from $8,977 for the period from January 22, 2014 toApril 30, 2014. The increase was primarily due to the increase in general and administrative expenses as well as an increase in professional fees.

Our total operating expenses for the twelve months ended April 30, 2015 of $203,187 consisted of $29,500 of professional fees, $9,502 of travel related expenses, $162,852 of general and administrative expenses, and $1,133 of amortization expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net loss

Our net loss increased to $33,720 for the period from January 22, 2014 toApril 30, 2014 from $6,345for the twelve months ending April 30, 2014. The increase in net loss compared to the prior year is primarily a result of increased general and administrative costs as well as increases in professional fees.

Liquidity and Capital Resources

Introduction

During the twelve months ended April 30, 2015 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of April 30, 2015 was $70,516.

Cash Requirements

We had cash available of $70,516 as of April 30, 2015.  Based on our revenues, cash on hand and current monthly burn rate, around $7,500, we believe that our operations are sufficient to fund operations through December 2015.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $18,456 for the twelve months ended April 30, 2015, as compared to $10,392for the period from January 22, 2014 toApril 30, 2014.

Net cash used consisted primarily of the net loss of $33,720, offset by non-cash expenses of $1,333 consisting of amortization of intangible assets of $1,333. Additionally, changes in assets and liabilities consisted of decreases in accounts receivable of $1,113, inventory of $49,145, and accounts payable of $67,885, offset by an increase in deferred revenue of $31,559.

Investments

We had net cash used in investing activities of $4,400 for the twelve months ended April 30, 2015, as compared to $0 for the period from January 22, 2014 toApril 30, 2014. In the twelve months ended April 30, 2015 the net cash used by investing activities related capitalized website development cost.

Financing

Our net cash provided by financing activities of $89,910 for the year ended April 30, 2015, as compared to $13,854 for the period from January 22, 2014 toApril 30, 2014.  Our financing activities consisted primary of $94,910 in proceeds from related party offset bythe repayment to related party of $5,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the twelve months ended April 30, 2015 and from inception on January 22, 2014 through April 30, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K. 26

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’

of VitaCig, Inc.

We have audited the accompanying balance sheet of VitaCig, Inc.(“the Company”) as of April 30, 2015 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of VitaCig, Inc.as of April 30, 2015, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to thefinancial statements, the Company has suffered losses from operations and has a working capital deficit as of April 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Vitacig Inc.

We have audited the accompanying balance sheet of Vitacig Inc. (the "Company") as of April 30, 2014 and the related statements of operations, stockholder’s equity and cash flow from inception (January 22, 2014) to April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitacig Inc. as of April 30, 2014 and the result of its operations and its cash flow from inception (January 22, 2014) to April 30, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

August 20, 2014

VITACIG, INC.
Balance Sheets

	April 30, 2015	April 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$70,516	$3,462
Accounts receivable	-	1,113
Inventory	27,316	76,461
Total current assets	97,832	81,036
Intangible assets, net of amortization of $1,333	3,067	-
Total assets	$100,899	$81,036

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,500	$69,386
Deferred revenue	35,700	4,141
Due to related party	103,264	13,354
Total liabilities	140,464	86,881

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 560,000,000 shares authorized;
500,135,000 shares outstanding.	50,014	50,014
Shares issued at spin off, discount from par value.	(49,514)	(49,514)
Accumulated deficit	(40,065)	(6,345)
Total Stockholders' Deficit	(39,565)	(5,845)
Total Liabilities and Stockholders' Deficit	$100,899	$81,036

The accompanying notes are an integral part of these audited financial statements.

VITACIG, INC.
Statements of Operations

		For the Period from
	For the Years Ended	January 22, 2014 to
	April 30,	April 30,
	2015	2014

REVENUES	$376,001	$11,130
COST OF GOODS SOLD	206,534	8,498

GROSS PROFIT	169,467	2,632
EXPENSES
Professional fees	29,500	4,614
General and administrative	172,354	4,363
Amortization	1,333	-
Total expenses	203,187	8,977

NET LOSS FROM OPERATIONS	(33,720)	(6,345)
NET LOSS	(33,720)	(6,345)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	500,135,000	500,135,000

The accompanying notes are an integral part of these audited financial statements.

VITACIG, INC.
Statements of Changes in Stockholders’ Deficit

	Common Stock		Discount from	Accumulated	Total Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit
Balance – Inception, January 22, 2014	-	$ -	$ -	$ -	$ -
Common stock issued, $0.0001 par value, on February 24, 2014	500,135,000	$ 50,014	(49,514)	-	500
Net loss	-	-	-	(6,345)	(6,345)
Balance – April 30, 2014	500,135,000	$ 50,014	$ (49,514)	$ (6,345)	$ (5,845)
Net loss	-	-	-	(33,720)	(33,720)
Balance – April 30, 2015	500,135,000	$ 50,014	$ (49,514)	$ (40,065)	$ (39,565)

The accompanying notes are an integral part of these audited financial statements.

VITACIG, INC.
Statements of Cash Flows

		For the Period from
	For the Years Ended	January 22, 2014 to
	April 30,	April 30,
	2015	2014
Operating activities:
Net loss	$(33,720)	$(6,345)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	1,333	-
Changes in operating assets and liabilities:
Accounts receivable	1,113	(1,113)
Inventory	49,145	(76,461)
Accounts payable	(67,886)	69,386
Deferred revenue	31,559	4,141
Net cash used in operating activities	(18,456)	(10,392)

Investing activities:
Capitalized website development costs	(4,400)	-
Net cash used in investing activities	(4,400)	-

Financing activities:
Issuance of common stock for cash	-	500
Proceeds from related party	94,910	13,354
Repayment to related party	(5,000)	-
Net cash provided by financing activities	89,910	13,854

Net increase (decrease) in cash	67,054	3,462
Cash, beginning of period	3,462	-

Cash, end of period	$70,516	$3,462

The accompanying notes are an integral part of these audited financial statements.

VITACIG, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

The accompanying audited financial statements of VitaCig, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Description of Business

The Company was incorporated under the laws of the state of Nevada on January 22, 2014. The Company is a technology company that is engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals.  The Company has established its fiscal year end as April 30.

The Company was originally formed as a wholly-owned subsidiary of mCig, Inc. On February 24, 2014 the company entered into a Contribution Agreement with mCig, Inc. In accordance with this agreement VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of the Company.

On November 28, 2014, mCig completed the spin-off of 54.01% of VitaCig, Inc. (the “Spin-off”) (See Note 9: Stockholders’ Equity).

The Company currently maintains its corporate office in Beverly Hills, California.

During the twelve months ended April 30, 2015 and from inception on January 22, 2014 through April 30, 2014, the advertising costs were $3,235 and $0, respectively.

Note 2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

The Company recognizes revenue for sales online either direct to consumer or through our Wholesaler, Distributor, Reseller (WDR) program. For online sales, revenue is recognized by the Company at the time of order fulfillment. Since VitaCig collects payment for each online order at the time of sale, the point of shipping revenue recognition method ensures that the Company recognizes the revenue collected within 24-48 hours after the order is received and the funds are collected. Based on the metrics associated with having the actual sales almost equal the revenue collected and recognized, this short lag time between the time when the order is received from the consumer and when the revenue is actually recognized on the Company’s books allow Management to have a better grasp over its inventory and the overall Company progress on a daily basis.

Deferred Revenue

Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying income statement.For the twelve months ended April 30, 2015, there was $3,781 in shipping costs included in cost of goods sold.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at April 30, 2015 or 2014.

Inventory

Inventory consists of finished product, VitaCig electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	April 30, 2015	April 30, 2014
Finished goods	$27,316	$76,461
Total inventory	$27,316	$76,461

Accounts Receivable

The Company’s accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, are reported at the amount due from the vendor. Due to the nature of these funds, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period. The Company did not report any accounts receivable from any of its retail customers. The Company doesn’t anticipate an accounts receivable balance going forward, since they switched to a new vendor during the next fiscal quarter that no longer requires a withholding on any of the credit card purchases.

Adertising Costs and Expense

Advertising costs are expensed as incurred. During the twelve months ended April 30, 2015 and from inception on January 22, 2014 through April 30, 2014 the advertising costs were $3,235 and $0, respectively.

Foreign currency translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Intangible assets

The Company’s intangible assets consist primarily of website development costs. The company is amortizing these cost over three years. (see Note 4 – Intangible Assets).

Financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Income taxes

Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and diluted net loss per share

The Company follows ASC Topic 260 to account for earnings per share.  Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

There is no potential dilutive security as of April 30, 2015 or 2014.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at April 30, 2015 and 2014.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During 2015 and 2014, there have been no impairment losses.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the twelve months ended April 30, 2015 and from inception on January 22, 2014 through April 30, 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

Note 4.Intangible assets:

Intangible assets, net consisted of the following:

	2015	2014
Intangible assets	$4,400	$-
Less amortization	(1,333)	-
Net intangible assets	$3,067	$-

Amortization expense on intangible assets was $1,333 and $0for the years ended April 30, 2015 and from inception on January 22, 2014 through April 30, 2014, respectively.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year		Amortization
2016		$ 1,467
2017		1,467
2018		133
2019		-
2020		-
Total		$ 3,067

Note 5.Deferred Revenue

Deferred revenue was $35,700 and $4,141 for the fiscal year ended April 30, 2015 and from inception on January 22, 2014 through April 30,2014, respectively. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Note 6. Related Parties and Related Party Transactions

As of April 30, 2015, mCig, Inc. advanced the Company the amount of $100,264 for professional fees and inventory purchase, and it was recorded as due to related party.

As of April 30, 2015, Paul Rosenberg advanced the Company the amount of $3,000 for accounting fees. It was recorded as due to related party.

Note 7. Commitments and Contingencies

None

Note 8. Trademarks and Patents

On January 18, 2014, the Company applied for trademark name registration, “VitaCig”, with the United States Patent and Trademark Office. TEAS plus application's serial number: 86169368. As at April 30, 2015, the application is pending for approval.

Note 9. Stockholders’ Equity (Deficit)

The authorized capital stock of the Company consists of 560,000,000 shares of Common Stock, par value $.0001 per share.

On February 24, 2014, the Company entered into a Contribution Agreement with mCig, Inc. In accordance with this agreement, VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO on January 18, 2014, and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of the Company.

On November 28, 2014, mCig completed the spin-off of 54.01% of VitaCig, Inc. (the “Spin-off).

During the twelve months ended April 30, 2015, there have been no issuances of common stock.

Note 10. Stock Option and Warrant Activity

As of April 30, 2015 and 2014, there were no warrants or options issued or outstanding to acquire any additional shares of common stock.

Note 11. Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum California franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2015	2014

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%

The Company may not be able to utilize the net operating loss carry forwards for its U.S. income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3-year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carry forwards. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. The Company has not completed the complex analysis required by the IRC to determine if an ownership change has occurred.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:	2015	2014

Deferred tax asset	12,955	2,220
Valuation allowance	(12,955)	(2,220)
Net deferred taxes	-	-

At April 30, 2015 and 2014, the Company had net operating loss carry forwards available to offset future taxable income of approximately $12,955 and $2,220, respectively. These carry forwards will begin to expire in the year ending December 31, 2026. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has not performed a change in ownership analysis since its inception in 2007 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after April 30, 2015, that could result in the expiration of the loss carry forwards before they are utilized.

The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carry-forwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities.  We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $12,955 on the deferred tax assets relating to these NOL carryforwards.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2015 and 2014, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2015 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2015 or 2014. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 12. Basic Loss per Share

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	April 30
	2015	2014

Net loss	$(33,720)	$(6,345)
Basic loss per common share	$(0.00)	$(0.00)
Basic weighted average
Number of shares outstanding	500,135,000	500,135,000

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.

Note 13. Subsequent Events

As of the date of this filing, there are no subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
28

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes inconditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of April 30, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the TreadwayCommission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to our limited accounting staff. We intend to strengthen these internal controls over the next few months by augmenting our accounting staff.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On July 27, 2015, Maury Winnick was appointed as our Interim Chief Executive Officer. (See Item 10).

PART III ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. The following table sets forth certain information concerning our executive officers and directors as of the date hereof:

Name	Age	Position(s)
Maury Winnick	48	Interim Chief Executive Officer
Charles Mathews	51	Chief Financial Officer
Paul Rosenberg	46	Director

Our officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Maury Winnick has been our Interim Chief Executive Officer since July 2015. From August 2013 to May 2014, Mr. Winnick served as Vice President of Global Sales at Vape World, a reseller of vapor and e-cig products. From February 2010 to June 2013, Mr. Winnick served as Director of International Sales and Domestic Retail for Keratin Complex, a manufacturer and distributor of hair products. From June 2007 to January 2010, Mr. Winnick served as Vice President of Sales for Island Stuff, a consumer products and apparel company. Mr. Winnick earned his diploma in Production Management from the Fashion Institute of Technology in New York and his diploma in Design from the Savannah College of Art and Design in Savannah, Georgia.

Charles Mathews has been our Chief Financial Officer since April 7, 2015. Since 2000, Mr. Mathews has been the Managing Partner of Mathews & Mann, LLC, an accounting and business consulting firm in Phoenix, Arizona. On April 7, 2015, Mr. Mathews was appointed as chief Financial Officer of mCig, Inc., a controlling shareholder of the Company. Mr. Mathews is currently the Chief Financial Officer of Café Serendipity Holdings, Inc., a publically traded company providing upscale turnkey retail store solutions. Mr. Mathews has recently held executive financial management positions for a number of public companies in the oil and gas sector. From October 2010 to April 2011, Mr. Mathews was Chief Financial Officer for Global Entertainment Corporation, a publicly traded integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing. From December 2007 to March 2009, Mr. Mathews was Chief Financial Officer of Education 2020, a virtual education company focused on students in grades 6-12. From March 2004 to November 2007, Mr. Mathews was Executive Vice President and Chief Financial Officer of Quepasa Corporation, a publicly traded leading Hispanic internet portal. Mr. Mathews, a Certified Public Accountant, earned his B.A. in Business Administration from Alaska Pacific University and an M.B.A. from Arizona State University.

Paul Rosenbergwas appointed as a director of VitaCig, Inc. on January 23, 2014. Mr. Rosenberg, aged 46 is the Founder, CEO, and Chairman of mCig, Inc. formerly known as Lifetech Industries since April 2013. For the past 5 years Mr. Rosenberg has been a private investor focusing on the technology space where he has over two decades of experience as a software engineer specializing in complex distributed systems in C++, Delphi, VB, Java, and Oracle DB projects via his consulting company: PR Data Consulting. Since 1997, Mr. Rosenberg has worked as an independent consultant with both private and public enterprises including:  The Federal Deposit Insurance Company (FDIC), The Zennstrom/Friis Group (Kazaa/Skype/Atomico Ventures), and Trust Digital (later sold to Mcafee in 2010), Dell, Inc., Boeing, and Microsoft Inc. as well as several other notable companies.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Mr. Rosenberg currently serves as our chairman of our Board of Directors.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	b.	Engaging in any type of business practice; or
	c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or
b.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

Our Board of Directors as a whole acts as the audit and compensation committees.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees. Upon adoption, our code of ethics will be available on our website and will be provided without charge upon request to us.

Indemnification of Directors and Officers.

Under the Nevada General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Nevada law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Nevada General Corporation Law. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

We have been advised that, in the opinion of the SEC, any indemnification for liabilities arising under the Securities Act of 1933 is against public policy, as expressed in the Securities Act, and is, therefore, unenforceable.

ITEM 11.  EXECUTIVE COMPENSATION.

The Company was formed on January 22, 2014. No officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

We have no employment agreements with our officers, although we may enter into such agreements following our receipt of additional capital.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

Employment Agreements

We have an employment agreement with the Chief Financial Officer whereby he will be compensated $1,000 per month and receive restricted stock valued at $3,500 per quarter. Other than the Chief Financial Officer, there are no other employment agreements with ourofficers, although we may enter into such agreements following our receipt of additional capital.

Director Compensation

We currently do not compensate our directors. No director has received any compensation from the Company since the inception of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The following table indicates beneficial ownership of VitaCig’s common stock, as of April 30, 2015 by:

•     Each person or entity known by VitaCig to beneficially own more than 5% of the outstanding shares of VitaCig’s common stock;

•     Each executive officer and director of VitaCig; and

•     All executive officers and directors of VitaCig as a group.

•     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 500,135,000 shares of common stock outstanding as of April 30, 2015.

Unless other indicated, the address of each beneficial owner listed below is c/o VitaCig, Inc., 433 North Camden Drive, 6th Floor, Beverly Hills, California 90210.

Shareholder	Shares After Distribution	%
mCig, Inc.[1]	230,000,000	45.99
Paul Rosenberg[1,2]	9,299,068	1.86
All Other Shares	260,835,932	52.15
All Officers and Directors as a Group Total	9,299,068	1.86

[1]mCig is controlled by Mr. Paul Rosenberg as the holder of more than 50% of the voting rights thereto such that the combined voting power of Mr. Rosenberg in VitaCig, Inc. includes himself and mCig, Inc. As a result Mr. Rosenberg currently controls 47.85% of the voting rights of VitaCig, Inc.

[2]Paul Rosenberg is a director of the Company.

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Description of Capital Structure

General

Our authorized capital stock consists of 560,000,000 shares of common stock, par value $ 0.0001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of common stock purchase options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past and does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Until November 28, 2014, the Company was a part of the operations of mCig, Inc. On November 28, 2014, mCig, Inc. completed the spin-off of VitaCig, Inc.

mCig is controlled by Mr. Paul Rosenberg as the holder of more than 50% of the voting rights thereto such that the combined voting power of Mr. Rosenberg in VitaCig, Inc. includes himself and mCig, Inc. As a result Mr. Rosenberg currently controls majority of the voting rights of VitaCig, Inc

As of April 30, 2015, mCig, Inc. advanced the Company the amount of $100,264 for professional fees and inventory purchase, and it was recorded as due to related party.

As of April 30, 2015, Paul Rosenberg advanced the Company the amount of $3,000 for accounting fees. It was recorded as due to related party.

Director Independence

Our Board of Directors is comprised of 2members,neither are “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On April 1, 2015, we engaged, Sadler, Gibb & Associates, LLP (“Sadler Gibb”) to serve as our independent registered public accounting firm for the year ending April 30, 2015.  Since inception and for the year ended April 30, 2014, De Joya Griffith served as our independent registered public accounting firm. The following table shows the fees that were billed for the audit and other services provided for 2015 and 2014.

	2015	2014
Audit Fees	$11,250	$3,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,250	$3,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — this category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting services.

Tax Fees — this category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — this category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit and tax fees paid to the auditors with respect to 2015 were pre-approved by the Board of Directors.

PART IV ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Registrants filing of the Form S-1 on April 21, 2014.)
3.2	Bylaws (incorporated by reference to the Registrants filing of the Form S-1 on April 21, 2014.)
3.3	Amended Bylaws (Incorporated by reference to the Registrants filing of the Form S-1 on August 25, 2014)
10.1	Contribution Agreement as of February 24, 2014 be and among the Registrant and mCig, Inc. (incorporated by reference to the Registrants filing of the Form S-1 on April 21, 2014.)
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith **Furnished herewith 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITACIG, INC.

August 13, 2015	By: /s/ Maury Winnick
Maury Winnick Chief Executive Officer (Principal Executive Officer)
August 13, 2015	By: /s/ Charles B. Mathews
Charles B. Mathews Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Maury Winnick	Chief Executive Officer	August 13, 2015
Maury Winnick	(Principal Executive Officer)

/s/ Charles B. Mathews	Chief Financial Officer and Chief Accounting Officer	August 13, 2015
Charles B. Mathews	(Principal Financial Officer)

/s/ Paul Rosenberg	Director	August 13, 2015
Paul Rosenberg
40