Form 10-K/A
period 2015-04-30
VitaCig, Inc.
filed 2015-08-25
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

Amendment #1

(MARK ONE)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED April 30, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents Incorporated By Reference:  None

EXPLANATORY NOTE – AMENDMENT

Our purpose of this 10-K/A to our Annual Report on Form 10-K for the year ended April 30, 2015, as filed with the Securities and Exchange Commission on August 13, 2015 is to furnish XBRL tagging to the Form 10-K as required by Rule 405 of Regulation S-T.

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

Signatures	40

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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “VitaCig, Inc.", “VitaCig”, "we"", "our", the "Company" and similar terms refer to VitaCig, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary,  “ 2014 ”  refers to the year ended April 30, 2014,   “ 2015 ”  refers to the year ended April 30, 2015.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off”) (See Note 9: Stockholders’ Equity).

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

Our  sharestrade on the OTC Markets Pink Sheets under the symbol VTCQ. The market price for our common stock is likely to be volatile, in part because our shares have only recently started  trading. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off”) (See Note 9: Stockholders’ Equity).

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

Gross Profit

Our gross profit for the twelve months ended April 30, 2015 was $169,467 compared to $2,632 for the period from January 22, 2014 toApril 30, 2014. The gross profit of $169,467 for the twelve months ended April 30, 2015 represents 45% as a percentage of total revenue. The gross profit of $2,632 for the period from January 22, 2014 to April 30, 2014represents 23.65% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in the selling price of each individual VitaCig, where the price of each unit was increased from $2 to $3 effective June 10th, 2014.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’ of

VitaCig, Inc.

We have audited the accompanying balance sheet of VitaCig, Inc.(“the Company”) as ofApril 30, 2015and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of VitaCig, Inc.as ofApril 30, 2015, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to thefinancial statements, the Company has suffered losses from operations and has a working capital deficit as of April 30, 2015which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VITACIG, INC.
Statements of Operations

		For the Period from
	For the Years Ended	January 22, 2014 to
	April 30,	April 30,
	2015	2014

REVENUES	$376,001	$11,130
COST OF GOODS SOLD	206,534	8,498

GROSS PROFIT	169,467	2,632
EXPENSES
Professional fees	29,500	4,614
General and administrative	172,354	4,363
Amortization	1,333	-
Total expenses	203,187	8,977

NET LOSS FROM OPERATIONS	(33,720)	(6,345)
NET LOSS	(33,720)	(6,345)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	500,135,000	500,135,000

The accompanying notes are an integral part of these audited financial statements.

VITACIG, INC.
Statements of Changes in Stockholders’ Deficit

			Discount from		Total
	Common Stock		from	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Deficit
Balance – Inception, January 22, 2014	-	$ -	$ -	$ -	$ -
Common stock issued, $0.0001 par value, on February 24, 2014	500,135,000	$ 50,014	(49,514)	-	500
Net loss	-	-	-	(6,345)	(6,345)
Balance – April 30, 2014	500,135,000	$ 50,014	$ (49,514)	$ (6,345)	$ (5,845)
Net loss	-	-	-	(33,720)	(33,720)
Balance – April 30, 2015	500,135,000	$ 50,014	$ (49,514)	$ (40,065)	$ (39,565)

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off”) (See Note 9: Stockholders’ Equity).

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off).

During the twelve months ended April 30, 2015, there have been no issuances of common stock.

Note 10.Stock Option and Warrant Activity

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

	April 30,
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

Maury Winnickhas been our Interim Chief Executive Officer since July 2015. From August 2013 to May 2014, Mr. Winnick served as Vice President of Global Sales at Vape World, a reseller of vapor and e-cig products. From February 2010 to June 2013, Mr. Winnick served as Director of International Sales and Domestic Retail for Keratin Complex, a manufacturer and distributor of hair products. From June 2007 to January 2010, Mr. Winnick served as Vice President of Sales for Island Stuff, a consumer products and apparel company. Mr. Winnick earned his diploma in Production Management from the Fashion Institute of Technology in New York and his diploma in Design from the Savannah College of Art and Design in Savannah, Georgia.

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

Paul Rosenberg was appointed as a director of VitaCig, Inc. on January 23, 2014. Mr. Rosenberg, aged 46 is the Founder, CEO, and Chairman of mCig, Inc. formerly known as Lifetech Industries since April 2013. For the past 5 years Mr. Rosenberg has been a private investor focusing on the technology space where he has over two decades of experience as a software engineer specializing in complex distributed systems in C++, Delphi, VB, Java, and Oracle DB projects via his consulting company: PR Data Consulting. Since 1997, Mr. Rosenberg has worked as an independent consultant with both private and public enterprises including:  The Federal Deposit Insurance Company (FDIC), The Zennstrom/Friis Group (Kazaa/Skype/Atomico Ventures), and Trust Digital (later sold to Mcafee in 2010), Dell, Inc., Boeing, and Microsoft Inc. as well as several other notable companies.

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

32
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

Employment Agreements

We have an employment agreement with the Chief Financial Officer whereby he will be compensated $1,000 per month and receive restricted stock valued at $3,500 per quarter. Other than the Chief Financial Officer, there are no other employment agreements with our officers, although we may enter into such agreements following our receipt of additional capital.

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

1mCig is controlled by Mr. Paul Rosenberg as the holder of more than 50% of the voting rights thereto such that the combined voting power of Mr. Rosenberg in VitaCig, Inc. includes himself and mCig, Inc. As a result Mr. Rosenberg currently controls 47.85% of the voting rights of VitaCig, Inc.

2Paul Rosenberg is a director of the Company.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Until November 28, 2014, the Company was a part of the operations of mCig, Inc. On November 28, 2014, mCig, Inc. completed the spin-off ofVitaCig, Inc.

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to the Registrants filing of the Form S-1 on April 21, 2014.)

3.2	Bylaws (incorporated by reference to the Registrants filing of the Form S-1 on April 21, 2014.)
3.3	Amended Bylaws (Incorporated by reference to the Registrants filing of the Form S-1 on August 25, 2014)
23.1**	Consent of Independent Registered Public Accounting Firm
10.1	Contribution Agreement as of February 24, 2014 be and among the Registrant and mCig, Inc. (incorporated by reference to the Registrants filing of the Form S-1 on April 21, 2014.)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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