Form 10-Q
period 2015-07-31
VitaCig, Inc.
filed 2015-09-18
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-195397

vitacig, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)		46-4597341 (I.R.S. Employer Identification No.)
433 North Camden Drive, 6th Floor, Beverly Hills, CA (Address of principal executive offices)		90210 (Zip Code)
(310) 402-6937 Registrant’s telephone number, including area code
(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

As of September 17, 2015, the Company had 500,135,000 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

VITACIG, INC.
Condensed Balance Sheets

	July 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,341	$70,516
Inventory	21,835	27,316
Total current assets	36,176	97,832
Intangible assets, net of amortization of $1,700 and $1,333, respectively	2,700	3,067
Total assets	$38,876	$100,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$-	$1,500
Deferred revenue	-	35,700
Due to related parties	97,954	103,264
Total liabilities	97,954	140,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 560,000,000 shares authorized;
500,135,000 shares issued and outstanding July 31, 2015
and April 30, 2015, respectively	50,014	50,014
Shares issued at spin off, discount from par value.	(49,514)	(49,514)
Accumulated deficit	(59,578)	(40,065)
Total Stockholders' Deficit	(59,078)	(39,565)
Total Liabilities and Stockholders' Deficit	$38,876	$100,899

The accompanying notes are an integral part of these condensed financial statements. 4

VITACIG, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended
	July 31, 2015	July 31, 2014

REVENUES	$67,036	$88,119

COST OF GOODS SOLD	44,466	47,558

GROSS PROFIT	22,570	40,561

EXPENSES
Professional fees	-	4,816
General and administrative	41,715	27,997
Amortization	367	233
Total expenses	42,082	33,046

NET INCOME (LOSS) FROM OPERATIONS	(19,512)	7,515

NET INCOME (LOSS)	(19,512)	7,515

Basic and diluted income (loss) per share	$(0.00)	$0.00

Weighted average shares outstanding - basic and diluted	500,135,000	270,135,000

The accompanying notes are an integral part of these condensed financial statements. 5

VITACIG, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	July 31, 2015	July 31, 2014
Operating activities:
Net income (loss)	$(19,512)	$7,515
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	367	233
Changes in operating assets and liabilities:
Accounts receivable	-	(7,740)
Inventory	3,020	25,493
Accounts payable	(1,500)	(69,386)
Deferred revenue	(35,700)	(4,141)
Net cash used in operating activities	(53,325)	(48,026)

Investing activities:
Capitalized website development costs	-	(2,800)
Net cash used in investing activities	-	(2,800)

Financing activities:
Proceeds from related party	-	75,591
Repayment to related party	(2,850)	-
Net cash provided by (used in) financing activities	(2,850)	75,591

Net increase (decrease) in cash	(56,175)	24,765

Cash, beginning of period	70,516	3,462

Cash, end of period	$14,341	$28,227

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Shares issued at spin-off discount from par value	$-	$49,514
Inventory transferred to related party	$(2,729)	$-

The accompanying notes are an integral part of these condensed financial statements. 6

VITACIG, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited condensed financial statements of VitaCig, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

The Company prepares its condensed financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2015 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off”).

The Company currently maintains its corporate office in Beverly Hills, California.

Note 2 – Summary of Significant Accounting Policies

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

The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

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

The Company recognizes revenue for sales online either direct to consumer or through our Wholesaler, Distributor, Reseller (WDR) program. For online sales, revenue is recognized by the Company at the time of order fulfillment. Since VitaCig collects payment for each online order at the time of sale, the point of shipping revenue recognition method ensures that the Company recognizes the revenue collected within 24-48 hours after the order is received and the funds are collected. Based on the metrics associated with having the actual sales almost equal the revenue collected and recognized, this short lag time between the time when the order is received from the consumer and when the revenue is actually recognized on the Company’s books allows Management to have a better grasp over its inventory and the overall Company progress on a daily basis.

Deferred Revenue

Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at July 31, 2015 or April 30, 2015.

Inventory

Inventory consists of finished product, VitaCig electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	July 31, 2015	April 30, 2015
Finished goods	$21,835	$27,316
Total inventory	$21,835	$27,316

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

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended July 31, 2015 and 2014, the advertising expenses were $626 and $0, respectively.

Intangible Assets

The Company’s intangible assets consist primarily of certain website development costs and are amortized over its estimated useful life of three years.

Financial Instruments

The carrying amounts reflected in the balance sheets for cash and due to related parties approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

Basic and Diluted Net Income (Loss) Per Share

The Company follows ASC Topic 260 to account for earnings (loss) per share.  Basic earnings (loss) per share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three months.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

There is no potential dilutive security as of July 31, 2015 or 2014.

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

We rely almost exclusively on one Chinese factory as our principle supplier, for the manufacturing of eCig’s. Therefore, our ability to maintain operations is dependent on this third-party manufacturer.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at July 31, 2015 and April 30, 2015.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. No impairments were recorded during the periods ended July 31, 2015 and 2014.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews VitaCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as an eCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the three months ended July 31, 2015. Based on these actual expenses, the warranty reserve, as estimated by management as of July 31, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

It is likely that as we start selling higher priced products, that are not affected by federal shipping laws and/or are not single use items (such as eLiquid Juice Vaporizer), we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in the Company’s warranty estimates may result in a material charge to the Company’s reported financial results.

Recent Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2015 and 2014 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Intangible Assets:

Intangible assets, net consisted of the following:

	July 31,	April 30,
	2015	2015
Intangible assets	$ 4,400	$ 4,400
Less amortization	(1,700)	(1,333)
Net intangible assets	$ 2,700	$ 3,067

Amortization expense on intangible assets was $367 and $233 for the three months ended July 31, 2015 and 2014, respectively. The weighted average remaining useful life on intangible assets at July 31, 2015 is approximately 11 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2016	$ 1,100
2017	1,467
2018	133
2019	-
2020	-
Total	$ 2,700

Note 5. Deferred Revenue

Deferred revenue was $0 and $35,700 as of July 31, 2015 and April 30, 2015, respectively. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Note 6. Related Parties and Related Party Transactions

As of July 31, 2015, mCig, Inc. advanced the Company the amount of $100,264 for professional fees and inventory purchase, and it was recorded as due to related party, $2,850 of this advance was repaid in the three months ended July 31, 2015 and $2,729 of inventory was transferred to mCig. The remaining balance of the advance is 94,685 as of July 31, 2015.

As of April 30, 2015, Paul Rosenberg advanced the Company the amount of $3,000 for accounting fees. It was recorded as due to related party.

Note 7. Commitments and Contingencies

None

Note 8. Stockholders’ Equity (Deficit)

Common Stock

In the three months ended July 31, 2015, there were no shares issued.

Note 9. Basic Loss per Share

Basic Income (Loss) Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	Three Months Ended
	July 31,
	2015	2014
Net income (loss)	$ (19,512)	$ 7,515
Basic income (loss) per share	$ (0.00)	$ 0.00
Basic weighted average number of shares outstanding	500,135,000	270,135,000

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during the periods.

Note 10. Subsequent Events

As of the date of this filing, there are no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended April 30, 2015 filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2015.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “VitaCig” or the “Company” refer to VitaCig, Inc.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated August 28, 2015, in connection with the audit of our annual financial statements as of April 30, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 3 to the unaudited financial statements for the period ended July 31, 2015 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of our company (the “Spin-off”).

Plan of Operations

On April 15, 2014, we officially launched our flagship product the “VitaCig”. Over the next twelve months, our management has the following plan of operation:

1.    Raise Prices – On June 10th, 2014, we raised the price of the VitaCig from $2 each to $3 each and saw an increase in demand. We will consider additional price increases over the course of 2015 and 2016.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition

Revenues are presented net of discounts. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on our policy for each respective element. We generate revenue primarily from sales of the electronic cigarettes, components for electronic cigarettes and related accessories. We recognize revenue when the product is shipped.

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three months ended July 31, 2015 and 2014 are summarized as follows:

	For the Three Months Ended July 31,
	2015	2014
Revenue	$67,036	$88,119
Cost of Goods Sold	44,466	47,558
Gross Profit	22,570	40,561
Expenses	42,082	33,046
Net Loss	(19,512)	7,515

15

Results of Operations

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Revenue

Our revenue from operations for the three months ended July 31, 2015 was $67,036 compared to $88,119, a decrease of $21,083, for the three months ended July 31, 2014.  This decrease is primarily due to a decrease in sales based on a change in the products available for sale. Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2015 was $44,466 compared to $47,558 for the three months ended July 31, 2014. This decrease is primarily due to the change in the products available for sale.

Gross Profit

Our gross profit for the three months ended July 31, 2015 was $22,570 compared to $40,561 for the three months ended July 31, 2014. The gross profit of $22,570 for the three months ended July 31, 2015 represents approximately 34% as a percentage of total revenue. The gross profit of $40,561 for the three months ended July 31, 2014 represents approximately 46% as a percentage of total revenue. This decrease in the gross profit percentage is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses increased by $9,036 to $42,082 for the three months ended July 31, 2015, from $33,046 for the three months ended July 31, 2014.

The increase was primarily due to the increase in selling, general and administrative expenses of $13,718 and an increase in amortization and depreciation of $134, offset by a decrease in professional fees of $4,816.

Our total operating expenses for the three months ended July 31, 2015 of $42,082 consisted of $41,715 of selling, general and administrative expenses and $367 of amortization expenses. Our general and administrative expenses consist of salaries, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss increased by $27,027 to $19,512 for the three months ended July 31, 2015 compared to a net income of $7,515 for the three months ending July 31, 2014. The increase in net loss compared to the prior year is primarily a result of the increase in operating expenses of $9,036 and the decrease in gross profit of $17,991.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2015 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of July 31, 2015 was $14,341.

Cash Requirements

We had cash available of $14,341 as of July 31, 2015.  Based on our revenues, cash on hand and current monthly burn rate, around $5,000, we believe that our operations are sufficient to fund operations through January 2016.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $53,325 for the three months ended July 31, 2015, as compared to cash used of $48,026 for the three months ended July 31, 2014.

Net cash used in operations consisted primarily of the net loss of $19,512 offset by non-cash expenses of $367 consisting of amortization of intangible assets of $367. Additionally, changes in assets and liabilities consisted of decreases in inventory of $3,020, accounts payable of $1,500, and deferred revenue of $35,700.

Investments

We had net cash used in investing activities of $0 for the three months ended July 31, 2015 and $2,800 in cash used in investing activities for the three months ended July 31, 2014.

Financing

We had net cash used in financing activities of $2,850 for the three months ended July 31, 2015, as compared to net cash provided of $75,591 for the three months ended July 31, 2014.  Our financing activities consisted primary of $2,850 in repayments to related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended July 31, 2015, we have not issued any shares of stock.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.

19

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitaCig, Inc.

Dated: September 18, 2015		/s/ Maury Winnick
	By:	Maury Winnick
	Its:	Interim Chief Executive Officer (Principal Executive Officer)

Dated: September 18, 2015		/s/ Charles Mathews
	By:	Charles Mathews
	Its:	Chief Financial Officer (Principal Financial Officer)

20