Form 10-Q/A
period 2015-07-31
VitaCig, Inc.
filed 2015-10-16
CIK 1604906

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

EXPLANATORY NOTE – AMENDMENT

Our purpose of this 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, as filed with the Securities and Exchange Commission on September 18, 2015 is to furnish XBRL tagging to the Form 10-Q as required by Rule 405 of Regulation S-T.

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

VitaCig, Inc.

Dated: October 16, 2015		/s/ Maury Winnick
	By:	Maury Winnick
	Its:	Interim Chief Executive Officer (Principal Executive Officer)

Dated: October 16, 2015		/s/ Charles Mathews
	By:	Charles Mathews
	Its:	Chief Financial Officer (Principal Financial Officer)

20