Form 10-Q
period 2015-10-31
VitaCig, Inc.
filed 2015-12-17
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 7, 2015, the Company had 509,135,000 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

VITACIG, INC.
Condensed Balance Sheets

	October 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,367	$70,516
Accounts receivable	7	-
Inventory	18,218	27,316
Total current assets	21,592	97,832
Intangible assets, net of amortization of $2,067 and $1,333, respectively	2,333	3,067
Total assets	$23,925	$100,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$-	$1,500
Deferred revenue	-	35,700
Due to related parties	95,807	103,264
Total liabilities	95,807	140,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 560,000,000 shares authorized;
509,135,000 and 500,135,000 shares issued and outstanding
October 31, 2015 and April 30, 2015, respectively	50,914	50,014
Shares issued at spin off, discount from par value.	(49,514)	(49,514)
Additional paid-in capital	53,400	-
Accumulated deficit	(126,682)	(40,065)
Total Stockholders' Deficit	(71,882)	(39,565)
Total Liabilities and Stockholders' Deficit	$23,925	$100,899

The accompanying notes are an integral part of these unaudited condensed financial statements. 4

VITACIG, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014

REVENUES	$11,707	$86,637	$78,743	$174,756

COST OF GOODS SOLD	3,616	33,591	48,082	81,149

GROSS PROFIT	8,091	53,046	30,661	93,607

EXPENSES
Professional fees	13,750	15,653	13,750	20,469
General and administrative	61,079	35,300	102,795	63,297
Amortization	367	367	733	600
Total expenses	75,196	51,320	117,278	84,366

NET INCOME (LOSS) FROM OPERATIONS	(67,105)	1,726	(86,617)	9,241

Other income	-	2,864	-	2,864

NET INCOME (LOSS)	(67,105)	4,590	(86,617)	12,105

Basic and diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding - basic and diluted	503,232,826	500,135,000	501,683,913	500,135,000

The accompanying notes are an integral part of these unaudited condensed financial statements. 5

VITACIG, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	October 31,	October 31,
	2015	2014
Operating activities:
Net income (loss)	$(86,617)	$12,105
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	734	600
Common stock issued for services	54,300	-
Changes in operating assets and liabilities:
Accounts receivable	(7)	(10,236)
Inventory	6,637	(1,299)
Accounts payable	(1,500)	(69,386)
Deferred revenue	(35,700)	107,977
Net cash used in (provided by) operating activities	(62,153)	39,761

Investing activities:
Capitalized website development costs	-	(4,400)
Net cash used in investing activities	-	(4,400)

Financing activities:
Proceeds from related party	-	94,910
Repayment to related party	(4,996)	-
Net cash provided by (used in) financing activities	(4,996)	94,910

Net increase (decrease) in cash	(67,149)	130,271

Cash, beginning of period	70,516	3,462

Cash, end of period	$3,367	$133,733

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Dividend related to VitaCig spin-off	-	-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Shares issued at spin-off discount from par value	$-	$49,514
Inventory transferred to related party	$(2,460)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements. 6

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

Operating results for the three and six months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2015 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at October 31, 2015 or April 30, 2015.

Inventory

Inventory consists of finished product, VitaCig electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	October 31, 2015	April 30, 2015
Finished goods	$18,218	$27,316
Total inventory	$18,218	$27,316

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

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended October 31, 2015 and 2014, the advertising expenses were $626 and $0, respectively.

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

Basic and Diluted Net (Loss) Per Share

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

There is no potential dilutive security as of October 31, 2015 or 2014.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at October 31, 2015 and April 30, 2015.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. No impairments were recorded during the periods ended October 31, 2015 and 2014.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews VitaCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as an eCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the three months ended October 31, 2015. Based on these actual expenses, the warranty reserve, as estimated by management as of October 31, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended October 31, 2015 and 2014 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

	October 31,	April 30,
	2015	2015
Intangible assets	$ 4,400	$ 4,400
Less amortization	(2,067)	(1,333)
Net intangible assets	$ 2,333	$ 3,067

Amortization expense on intangible assets was $367 and $367 for the three months ended October 31, 2015 and 2014, respectively. The amortization expense on intangible assets was $733  and $600 for the six months ended October 31, 2015 and 2014, respectively. The weighted average remaining useful life on intangible assets at October 31, 2015 is approximately 18 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2016	$ 733
2017	1,467
2018	133
2019	-
2020	-
Total	$ 2,333

Note 5. Deferred Revenue

Deferred revenue was $0 and $35,700 as of October 31, 2015 and April 30, 2015, respectively. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Note 6. Related Parties and Related Party Transactions

As of April 30, 2015, mCig, Inc. advanced the Company the amount of $100,264 for professional fees and inventory purchase, and it was recorded as due to related party, $4,996 of this advance was repaid in the six months ended October 31, 2015 and $2,460 of inventory was transferred to mCig. The remaining balance of the advance is $92,807 as of October 31, 2015.

As of October 31, 2015 and April 30, 2015, Paul Rosenberg advanced the Company the amount of $3,000 for accounting fees. It was recorded as due to related party.

Note 7. Commitments and Contingencies

None

Note 8. Stockholders’ Equity (Deficit)

Common Stock

In the three months ended October 31, 2015, there were 9,000,000 shares of common stock valued at $54,300 issued for professional services.

Note 9. Basic Loss per Share

Basic Income (Loss) Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Net income (loss)	$ (67,105)	$ 4,590	$ (86,617)	$ 12,105
Basic income (loss) per share	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00
Basic weighted average number of shares outstanding	503,232,826	500,135,000	501,683,913	500,135,000

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated August 28, 2015, in connection with the audit of our annual financial statements as of April 30, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 3 to the unaudited financial statements for the period ended October 31, 2015 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three months ended October 31, 2015 and 2014 are summarized as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014
Revenue	$ 11,707	$ 86,637	$ 78,743	$ 174,756
Cost of Goods Sold	3,616	33,591	48,082	81,149
Gross Profit	8,091	53,046	30,661	93,607
Expenses	75,196	51,320	117,278	84,366
Net income (loss) from operations	$ (67,105)	$ 1,726	$ (86,617)	$ 9,241

15

Results of Operations

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Revenue

Our revenue from operations for the three months ended October 31, 2015 was $11,707compared to $86,637, a decrease of $74,930, for the three months ended October 31, 2014.  This decrease is primarily due to a decrease in sales based on a change in the products available for sale. Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2015 was $3,616 compared to $33,591 for the three months ended October 31, 2014. This decrease is primarily due to the change in the products available for sale.

Gross Profit

Our gross profit for the three months ended October 31, 2015 was $8,091 compared to $53,046 for the three months ended October 31, 2014. The gross profit of $8,091 for the three months ended October 31, 2015 represents approximately 69% as a percentage of total revenue. The gross profit of $53,046 for the three months ended October 31, 2014 represents approximately 61% as a percentage of total revenue. This decrease in the gross profit percentage is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses increased by $23,876 to $75,196 for the three months ended October 31, 2015, from $51,320 for the three months ended October 31, 2014.

The increase was primarily due to the increase in selling, general and administrative expenses of $25,779 offset by a decrease in professional fees of $1,903.

Our total operating expenses for the three months ended October 31, 2015 of $75,196 consisted of $61,079 of selling, general and administrative expenses, $13,750 of professional fees, and $367 of amortization expenses. Our general and administrative expenses consist of salaries, stock based compensation, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss was $67,105 for the three months ended October 31, 2015 compared to a net income of $4,590 for the three months ending October 31, 2014. The increase in net loss compared to the prior period is primarily a result of the increase in operating expenses of $23,876 and the decrease in gross profit of $44,955.

Six Months Ended October 31, 2015 Compared to Six Months Ended October 31, 2014

Revenue

Our revenue from operations for the six months ended October 31, 2015 was $78,743 compared to $174,756, a decrease of $96,013, for the six months ended October 31, 2014.  This decrease is primarily due to a decrease in sales based on a change in the products available for sale. Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2015 was $48,082 compared to $81,149 for the six months ended October 31, 2014. This decrease is primarily due to the change in the products available for sale.

Gross Profit

Our gross profit for the six months ended October 31, 2015 was $30,661 compared to $93,607 for the six months ended October 31, 2014. The gross profit of $30,661 for the six months ended October 31, 2015 represents approximately 39% as a percentage of total revenue. The gross profit of $93,607 for the six months ended October 31, 2014 represents approximately 54% as a percentage of total revenue. This decrease in the gross profit percentage is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses increased by $32,912 to $117,278 for the six months ended October 31, 2015, from $84,366 for the six months ended October 31, 2014.

The increase was primarily due to the increase in selling, general and administrative expenses of $39,498 and an increase in amortization and depreciation of $133, offset by a decrease in professional fees of $6,719.

Our total operating expenses for the six months ended October 31, 2015 of $117,278 consisted of $102,795 of selling, general and administrative expenses, $13,750 of professional fees, and $733 of amortization expenses. Our general and administrative expenses consist of salaries, stock based compensation, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss was $86,617 for the six months ended October 31, 2015 compared to a net income of  $12,105 for the six months ending October 31, 2014. The increase in net loss compared to the prior period is primarily a result of the increase in operating expenses of $32,912 and the decrease in gross profit of $62,946.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2015 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of October 31, 2015 was $3,367.

Cash Requirements

We had cash available of $3,367 as of October 31, 2015.  Based on our revenues, cash on hand and current monthly burn rate, around $5,000, we believe that our operations are sufficient to fund operations through January 2016.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $62,153 for the six months ended October 31, 2015, as compared to cash provided by operating activities of $39,761 for the six months ended October 31, 2014.

Net cash used in operations consisted primarily of the net loss of $86,617 offset by non-cash expenses of $55,034 consisting of amortization of intangible assets of $734 and stock based compensation of $54,300. Additionally, changes in assets and liabilities consisted of decreases in inventory of $6,637, accounts payable of $1,500, and deferred revenue of $35,700 offset by an increase in accounts receivable of $7.

Investments

We had net cash used in investing activities of $0 for the six months ended October 31, 2015 and $4,400 in cash used in investing activities for the six months ended October 31, 2014.

Financing

We had net cash used in financing activities of $4,996 for the six months ended October 31, 2015, as compared to net cash provided of $94,910 for the six months ended October 31, 2014.  Our financing activities consisted primary of $4,996 in repayments to related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended October 31, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended October 31, 2015, we issued 9,000,000 shares of common stock valued at $54,300 for professional services.

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
* Furnished herewith 20

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VitaCig, Inc.

Dated: December 16, 2015		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 16, 2015		/s/ Charles Mathews
	By:	Charles Mathews
	Its:	Chief Financial Officer (Principal Financial Officer)

21