Form 10-Q
period 2016-01-31
VitaCig, Inc.
filed 2016-03-22
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of March 14, 2016, the Company had 509,540,022 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

VITACIG, INC.
Condensed Balance Sheets

	January 31, 2016	April 30, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50,965	$70,516
Accounts receivable	25,215	-
Inventory	17,232	27,316
Total current assets	93,412	97,832
Intangible assets, net of amortization of $2,433 and $1,333, respectively	1,967	3,067
Total assets	$95,379	$100,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$-	$1,500
Deferred revenue	-	35,700
Due to related parties	188,496	103,264
Total current liabilities	188,496	103,264
Total liabilities	188,496	140,464

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 560,000,000 shares authorized;
509,540,022 and 500,135,000 shares issued and outstanding
January 31, 2016 and April 30, 2015, respectively	50,955	50,014
Shares issued at spin off, discount from par value.	(49,514)	(49,514)
Additional paid-in capital	56,164	-
Accumulated deficit	(150,722)	(40,065)
Total Stockholders' Deficit	(93,117)	(39,565)
Total Liabilities and Stockholders' Deficit	$95,379	$100,899

The accompanying notes are an integral part of these unaudited condensed financial statements. 4

VITACIG, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015

REVENUES	$39,110	$159,387	$117,853	$337,006

COST OF GOODS SOLD	37,473	77,053	85,555	158,202

GROSS PROFIT	1,637	82,334	32,298	178,804

EXPENSES
Professional fees	5,000	12,479	18,750	32,948
General and administrative	20,310	56,541	123,105	119,838
Amortization	367	367	1,100	967
Total expenses	25,677	69,387	142,955	153,753

NET INCOME (LOSS) FROM OPERATIONS	(24,040)	12,947	(110,657)	25,051

NET INCOME (LOSS)	(24,040)	12,947	(110,657)	25,051

Basic and diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding - basic and diluted	509,247,798	500,135,000	504,205,208	500,135,000

The accompanying notes are an integral part of these unaudited condensed financial statements. 5

VITACIG, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	January 31,	January 31,
	2016	2015
Operating activities:
Net income (loss)	$(110,657)	$25,051
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	1,100	967
Common stock issued for services	57,104	-
Changes in operating assets and liabilities:
Accounts receivable	(25,215)	(8,343)
Inventory	7,624	2,964
Accounts payable	(1,500)	(69,386)
Deferred revenue	(35,700)	35,859
Net cash used in (provided by) operating activities	(107,244)	12,888

Investing activities:
Capitalized website development costs	-	(4,400)
Net cash used in investing activities	-	(4,400)

Financing activities:
Proceeds from related party	92,689	94,910
Repayment to related party	(4,996)	(5,000)
Net cash provided by (used in) financing activities	87,693	89,910

Net increase (decrease) in cash	(19,551)	72,622

Cash, beginning of period	70,516	3,462

Cash, end of period	$50,965	$76,084

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Dividend related to VitaCig spin-off	-	-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Shares issued at spin-off discount from par value	$-	$49,514
Inventory transferred to related party	$(2,460)	$-

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

Operating results for the three and nine months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2015 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at January 31, 2016 or April 30, 2015.

Inventory

Inventory consists of finished product, VitaCig electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	January 31, 2016	April 30, 2015
Finished goods	$17,232	$27,316
Total inventory	$17,232	$27,316

Accounts Receivable

The Company’s accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, are reported at the amount due from the vendor. Due to the nature of these funds, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period.

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended January 31, 2016 and 2015, the advertising expenses were $1,950 and $0, respectively. During the nine months ended January 31, 2016 and 2015, the advertising expenses were $2,576 and $0, respectively.

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

There is no potential dilutive security as of January 31, 2016 or 2015.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at January 31, 2016 and April 30, 2015.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. No impairments were recorded during the periods ended January 31, 2016 and 2015.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews VitaCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as an eCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the three months ended January 31, 2016. Based on these actual expenses, the warranty reserve, as estimated by management as of January 31, 2016 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the nine months ended January 31, 2016 and 2015 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Intangible Assets:

Intangible assets, net consisted of the following:

	January 31,	April 30,
	2016	2015
Intangible assets	$ 4,400	$ 4,400
Less amortization	(2,433)	(1,333)
Net intangible assets	$ 1,967	$ 3,067

Amortization expense on intangible assets was $367 and $367 for the three months ended January 31, 2016 and 2015, respectively. Amortization expense on intangible assets was $1,100 and $1,100 for the nine months ended January 31, 2016 and 2015, respectively. The weighted average remaining useful life on intangible assets at January 31, 2016 is approximately 15 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2016	$ 367
2017	1,467
2018	133
2019	-
2020	-
Total	$ 1,967

Note 5. Deferred Revenue

Deferred revenue was $0 and $35,700 as of January 31, 2016 and April 30, 2015, respectively. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Note 6. Related Parties and Related Party Transactions

As of April 30, 2015, mCig, Inc. advanced the Company the amount of $100,264 for professional fees and inventory purchase, and it was recorded as due to related party. During the nine months ended January 31, 2016 mCig advanced the Company an aggregate of $92,689 of which $4,996 of this advance was repaid and $2,460 of inventory was transferred to mCig. The remaining balance of the advance is $185,496 as of January 31, 2016.

As of April 30, 2015, Paul Rosenberg advanced the Company the amount of $3,000 for accounting fees. It was recorded as due to related party.

Note 7. Commitments and Contingencies

None

Note 8. Stockholders’ Equity (Deficit)

Common Stock

In the nine months ended January 31, 2016, there were 9,405,022 shares of common stock valued at $57,104 issued for professional services.

Note 9. Basic Loss per Share

Basic Income (Loss) Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net income (loss)	$ (24,040)	$ 12,947	$ (110,657)	$ 25,051
Basic income (loss) per share	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00
Basic weighted average number of shares outstanding	504,247,798	500,135,000	504,205,208	500,135,000
The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during the periods. 12

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated August 28, 2015, in connection with the audit of our annual financial statements as of April 30, 2015, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 3 to the unaudited financial statements for the period ended January 31, 2016 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three and nine months ended January 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2016	2015	2016	2015
Revenue	$ 39,110	$ 159,387	$ 117,853	$ 337,006
Cost of Goods Sold	37,473	77,053	85,555	158,202
Gross Profit	1,637	82,334	32,298	178,804
Expenses	25,677	69,387	142,955	153,753
Net income (loss) from operations	$ (24,040)	$ 12,947	$ (110,657)	$ 25,051

15

Results of Operations

Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

Revenue

Our revenue from operations for the three months ended January 31, 2016 was $39,110 compared to $159,387, a decrease of $120,277, for the three months ended January 31, 2015.  This decrease is primarily due to a decrease in sales based on a change in the products available for sale. Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2016 was $37,473 compared to $77,053 for the three months ended January 31, 2015. This decrease is primarily due to the change in the products available for sale.

Gross Profit

Our gross profit for the three months ended January 31, 2016 was $1,637 compared to $82,334 for the three months ended January 31, 2015. This decrease in the gross profit percentage is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses decreased by $43,710 to $25,677 for the three months ended January 31, 2016, from $69,387 for the three months ended January 31, 2015.

The decrease was primarily due to the decrease in selling, general and administrative expenses of $36,231 and a decrease in professional fees of $7,479.

Our total operating expenses for the three months ended January 31, 2016 of $25,677 consisted of $20,310 of selling, general and administrative expenses, $5,000 of professional fees, and $367 of amortization expenses. Our general and administrative expenses consist of salaries, stock based compensation, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss was $24,040 for the three months ended January 31, 2016 compared to a net income of $12,947 for the three months ending January 31, 2015. The increase in net loss compared to the prior period is primarily a result of the decrease in gross profit of $80,697 offset by decreases in operating expenses of $43,710.

Nine Months Ended January 31, 2016 Compared to Nine Months Ended January 31, 2015

Revenue

Our revenue from operations for the nine months ended January 31, 2016 was $117,853 compared to $337,006, a decrease of $219,153, for the nine months ended January 31, 2015.  This decrease is primarily due to a decrease in sales based on a change in the products available for sale. Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2016 was $85,555 compared to $158,202 for the nine months ended January 31, 2015. This decrease is primarily due to the change in the products available for sale.

Gross Profit

Our gross profit for the nine months ended January 31, 2016 was $32,298 compared to $178,804 for the nine months ended January 31, 2015. This decrease in the gross profit percentage is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses decreased by $10,798 to $142,955 for the nine months ended January 31, 2016, from $153,753 for the nine months ended January 31, 2015.

The decrease was primarily due to the decrease in professional fees of $14,198 offset by an increase in selling, general and administrative expenses of $3,267 and an increase in amortization and depreciation of $133.

Our total operating expenses for the nine months ended January 31, 2016 of $142,955 consisted of $123,105 of selling, general and administrative expenses, $18,750 of professional fees, and $1,100 of amortization expenses. Our general and administrative expenses consist of salaries, stock based compensation, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss was $110,657 for the nine months ended January 31, 2016 compared to a net income of $25,051 for the nine months ending January 31, 2015. The increase in net loss compared to the prior period is primarily a result of the decrease in gross profit of $146,506 offset by the decrease in operating expenses of $10,798.

Liquidity and Capital Resources

Introduction

During the nine months ended January 31, 2016 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of January 31, 2016 was $50,965.

Cash Requirements

We had cash available of $50,965 as of January 31, 2016.  Based on our revenues, cash on hand and current monthly burn rate, around $10,000, we believe that our operations are sufficient to fund operations through January 2017.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $107,244 for the nine months ended January 31, 2016, as compared to cash used in operating activities of $12,888 for the nine months ended January 31, 2015.

Net cash used in operations consisted primarily of the net loss of $110,657 offset by non-cash expenses of $58,204 consisting of amortization of intangible assets of $1,100 and stock based compensation of $57,104. Additionally, changes in assets and liabilities consisted of an increase in accounts receivable of $25,215, a decrease in inventory of $7,624, and decreases in accounts payable of $1,500 and a decrease in deferred revenue of $35,700.

Investments

We had net cash used in investing activities of $0 for the nine months ended January 31, 2016 and $4,400 in cash used in investing activities for the nine months ended January 31, 2015.

Financing

We had net cash provided by financing activities of $87,693 for the nine months ended January 31, 2016, as compared to net cash provided of $89,910 for the nine months ended January 31, 2015.  Our financing activities for the nine months ended January 31, 2016 consisted primary of borrowings of $92,689 and $4,996 in repayments to related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended January 31, 2016 and 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended January 31, 2016, we issued 405,022 shares of common stock valued at $2,804 for professional services.

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

VitaCig, Inc.

Dated: March 21, 2016		/s/ Glenn Kassel
	By:	Glenn Kassel
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 21, 2016		/s/ Charles Mathews
	By:	Charles Mathews
	Its:	Chief Financial Officer (Principal Financial Officer)

21