Form 10-K
period 2016-04-30
VitaCig, Inc.
filed 2016-11-25
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2016

Commission file number: 333-195397

OMNI HEALTH, INC.

(Exact name of registrant as specified in its charter)

NEVADA	46-4597341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5966 W 16th Ave, Hialeah, Florida	33012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	800-709-8972

VitaCig, Inc.
433 North Camden Drive, 6th Floor, Beverly Hills, CA 90210
(Former name, former address and former fiscal year, if changed since last report)
Securities registered under Section 12(b) of the Act:
None
Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                       [  ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                        [  ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [  ] Yes [√] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [√] No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                                                                                                                                               Yes [  ] No [√]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $2,351,350. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 7, 2016, there were 1,130,651,683 shares of common stock issued and outstanding.

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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “Omni Health, Inc”, “VitaCig, Inc.", “VitaCig”, "we"", "our", the "Company" and similar terms refer to Omni Health, Inc., a Nevada corporation, previously known as VitaCig, Inc. In addition, when used herein and unless specifically set forth to the contrary, “ 2015 ” refers to the year ended April 30, 2015, “ 2016 ” refers to the year ended April 30, 2016.

PART I

As used in this report, “we”, “us”, “our”, “Omni Health”, “VitaCig”, “Company” or “our Company” refers to Omni Health, Inc, previously known as VitaCig, Inc.

Item 1.  Business

Overview

Corporate History

We were incorporated in Nevada on January 22, 2014. We began as a technology company that was engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals. Generic pharmaceuticals include the dietary supplements: Vitamin A1, B1, C, E, and anti-oxidant ubidecarenone (CO-Q10).

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc.

On June 17, 2016 VitaCig acquired Malecon Pharmacy, Inc., in a Stock Exchange Agreement. VitaCig issued LX Retail Group, LLC 575,000,000 common shares of stock in exchange for 100% of the stock of Malecon Pharmacy, Inc. Malecon Pharmacy, Inc., operates as a subsidiary of VitaCig, Inc. Malecon Pharmacy is a premiere anti-aging cream manufacturer, wholesaler, and distributor.

On June 22, 2016 VitaCig sold its eCig business element to mCig, Inc., in exchange for the return to treasury stock 172,500,000 shares of VitaCig stock and the reduction of the outstanding amount owed by Vitacig, Inc., to mCig, Inc., the amount of $122,394. As a result of this transaction, VitaCig, Inc., became a holding company in which it has one wholly owned subsidiary, Malecon Pharmacy, Inc.

On August 9, 2016 the Company changed its name from “VitaCig, Inc.” to “Omni Health, Inc.”.

The fiscal year end is April 30.

Our Company

The Company operates a pharmacy in Hialeah, Florida. All of our operations are conducted through our wholly-owned subsidiaries, Malecon Pharmacy, Inc. Malecon Pharmacy, Inc., is a vertically integrated company focused on healthcare and operating in the highly lucrative pharmaceutical, medical and wellness industries, since 1974. We are licensed provider of innovative health, wellness and pharmacy services through our pharmacy located in Hialeah, Florida.

Employees

As of April 30, 2016, the Company had no full-time employees and five independent contractors (including two members of management). Currently, Malecon Pharmacy has seven full time employees and three consultants. All employees of Malecon Pharmacy are considered work for hire and maintain no long term contracts. We may hire temporary labor for manufacturing needs as required. We believe that we will be able to hire a sufficient number of qualified employees to meet our employment needs. Our manufacturing process does not require special training, other than orientation to our production techniques and specific equipment. None of our employees is represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS.

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below.  If any of the risks  described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline.  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.You should carefully review the risk factors together with all other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

RISKS RELATED TO OUR BUSINESS

New product faces intense media attention and public pressure.

Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for a review of all anti-aging creams, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

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

Competition in the anti-aging cream industry is intense. We compete with other sellers of anti-aging creams; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate anti-aging cream products.

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

We rely on licensed compounding operations for the production of our products.

We rely exclusively on 4 compounding operations for the production of our products. Therefore, our ability to maintain operations is dependent on a third-party manufacturer. Further, we do not currently have any exclusive product or distribution arrangements with our manufacturer and the loss or disruption of the production of our products could have a material adverse effect on our business, financial condition and results of operations.

Potential Risks in Public Perception Associated with Anti-Aging Products

Should anti-aging products continue to draw public criticism for exporting unsafe products, we may be adversely and materially affected by the stigma. This in turn would negatively affect our business operations, our revenues, and our financial projections and prospects.

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

At present we generate a portion of our sales through e-commerce sales on our websites. We have started selling our products from 1974 and have generated revenues. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information.

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

Any and all products are subject to customer service claims and defects, which may subject us to requests for product exchanges, returns, warranty claims and recalls. If we are unable to maintain a certain degree of quality control of our products we will incur costs of replacing and or recalling our products and servicing our customers. Any product returns, exchanges, and or recalls we may make will have a material adverse effect on our business, our operations and our profitability and will likely result in the loss of customers and goodwill.

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

Our  shares trade on the OTC Markets Pink Sheets under the symbol VTCQ. The market price for our common stock is likely to be volatile, in part because our shares have only recently started trading. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

■ changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular,  in the nutraceutical industry;

■ changes in key personnel;

■ entry into new geographic markets;

■ actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

■ investors’ perceptions of our prospects and the prospects of the nutraceutical industry;

■ fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

■ the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

■ announcements relating to litigation;

■ financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

■ changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

■ the development and sustainability of an active trading market for our common stock;

■ future sales of our common stock by our officers, directors and significant stockholders; and

■ changes in accounting principles affecting our financial reporting.

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

Our Certificate of Incorporation authorizes the issuance of 2,000,000,000 shares of common stock. Any future merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-current stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a future business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of common stock could be materially and adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

For fiscal year 2016 we leased our office facilities. Rent expenses total $4,063 and $6,637 for the fiscal years 2016 and 2015, respectively. All of our facilities are leased from non-affiliated parties.

Since June 22, 2016 the company relocated its headquarters to Miami Beach, Florida. The office rent is $5,947.41 per month.  The lease expires on May 1, 2019.  Currently we sublease a portion of the corporate office for $3,550 per month.

The Company operates its Pharmacy in Hialeah at 5966 W 16th Ave, Hialeah, Florida.  The rent for the facility is $8,146.74 per month.  The lease expires on February 1, 2017.

The Company operates a Warehouse and Distribution Center at 300 NW 54th Street, Miami Florida.  The company pays $1,605 a month as rent, which expires August 1, 2017.

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

Period	High	Low
January 7, 2015 through January 31, 2015	$0.0720	$0.0410
February 1, 2015 through April 30, 2015	$0.0750	$0.0185
May 1, 2015 through April 30, 2016	$0.0350	$0.0004

The closing price of our common stock as reported on the OTC Markets was $0.008 on October 27, 2016.

(b) Holders

As of September 23, 2016, there were approximately 58 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

On June 17, 2016 we issued 575,000,000 common shares in the purchase of LX Retailer, Inc.

Issuer Purchases of Equity Securities

On June 22, 2016 we received 172,500,000 common shares of our stock from mCig, Inc., in exchange for the VitaCig eCig business.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April  30, 2016 and 2015, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Due to our lack of operating history and present limited revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.  The auditors base this opinion without knowledge of the history of Malecon Pharmacy, Inc.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc.

On June 17, 2016 VitaCig acquired Malecon Pharmacy, Inc., in a Stock Exchange Agreement.  VitaCig issued LX Retail Group, LLC 575,000,000 common shares of stock in exchange for 100% of the stock of Malecon Pharmacy, Inc.  Malecon Pharmacy, Inc., operates as a subsidiary of VitaCig, Inc.  Malecon Pharmacy is a premiere anti-aging cream manufacturer, wholesaler, and distributor.

On June 22, 2016 VitaCig sold its eCig business element to mCig, Inc., in exchange for the return to treasury stock 172,500,000 shares of VitaCig stock and the reduction of the outstanding amount owed by Vitacig, Inc., to mCig, Inc., the amount of $122,394.  As a result of this transaction, VitaCig, Inc., became a holding company in which it has one wholly owned subsidiary, Malecon Pharmacy, Inc.

On August 9, 2016 the Company changed its name from “VitaCig, Inc.” to “Omni Health, Inc.”.

Overview of Malecon Pharmacy, Inc.

Malecon Pharmacy, Inc., (“Malecon”) was incorporated under the laws of the state of Florida on October 25, 1974. We serve as a local pharmacy in Hialeah, Florida, the sixth largest city in the state and a principal city of the Miami Metropolitan area. Hialeah has the highest percentage of Cuban and Cuban American residents in the USA, with 74% of the population.  Roughly 92% of the city’s population speak Spanish at home.   With more than 40 years of service to the community, providing pharmacy services,  Malecon is a neighborhood “go to” operation for product and services.

Plan of Operations

The Company’s current plan of operations is significantly different from its Results of Operations.  Subsequent to the reporting period, the Company acquired 100% of Malecon Pharmacy and sold off its business of VitaCig, the e-Cig business.

In addition to continued support of its Pharmacy operations in Hialeah, Florida, the Company is looking to expand its operations both vertically and horizontally.  The Company is looking to acquire additional pharmacies operating in its sphere of influence growing its footprint to additional communities.

Additionally, the company is looking to expand its reach by adding new insurance contracts and working with the Obama Healthcare initiative within the communities.

The Company is also seeking additional sales growth through acquisitions of similar business opportunities.

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

The results of operation discussed are for the VitaCig business through April 30, 2016.  When we discuss future projections and opportunities we refer to Malecon business.

Our operating results and cash flows are presented for the fiscal years ending April 30, 2015 and April 30, 2016.

	For the year ended	For the year ended
	April 30,	April 30,
	2016	2015
Revenue	$213,686	$376,001
Cost of Goods Sold	184,718	206,534
Gross Profit	28,968	169,497
Expenses	563,000	203,187
Net Loss	$(534,032)	$(33,720)

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

Revenue

Our revenue for the twelve months ended April 30, 2016 was 213,686 compared to $376,001 for the year ended April 30, 2015.  Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Cost of Goods Sold

Our cost of goods sold for the year ended April 30, 2016 was $184,718 compared to $206,534 for the year ended April 30, 2015. The decrease is primarily due to the decrease in sales and the increase in wholesale distribution in which margins are not as good as retail sales.

Gross Profit

Our Gross Profit for the twelve months ended April 30, 2016 was $28,968 compared to $169,467 for the year ended April 30, 2015. The gross profit of $169,467 for the twelve months ended April 30, 2015 represents 45% as a percentage of total revenue. The gross profit of $28,968 for the year ended April 30, 2016 represents 14% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the reduction of sales and the increase in wholesale distribution versus retail sales.

Operating Expenses

Our operating expenses increased by $359,813 to $563,000 for the twelve months ended April 30, 2016, from $203,187 for the year ended April 30, 2015. The increase was primarily due to stock based compensation of $441,406.

Our total operating expenses for the twelve months ended April 30, 2016 of $563,000 consisted of $23,950 of professional fees, $441,406 of stock based compensation, $42,097 of consulting fees, $54,081 of general and administrative expenses, and $1,466 of amortization expenses. Our general and administrative expenses consist of bank charges, advertising, travel, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net loss

Our net loss increased to $534,032 for the year ended April 30, 2016 from $33,720 for the twelve months ending April 30, 2015. The increase in net loss compared to the prior year is primarily a result of stock based compensation and consulting fees with moderate decreases in general and administrative costs and professional fees.

Liquidity and Capital Resources

Introduction

During the twelve months ended April 30, 2016 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of April 30, 2016 was $21,834.

Cash Requirements

We had cash available of $21,834 as of April 30, 2016.  Based on the revenues of Malecon, we believe that our operations are sufficient to fund operations through the next fiscal year.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $575,099 for the twelve months ended April 30, 2016, as compared to $18,456 for the year ended April 30, 2015.

Net cash used consisted primarily of the net loss of $534,032, offset by non-cash expenses consisting of $1,466 amortization of intangible assets. Additionally, changes in assets and liabilities consisted of decreases in accounts receivable of $4,708, inventory of $675, and accounts payable of $500, and was offset by an increase in deferred revenue of $35,700 and other receivables of $3,300.

Financing

We had net cash provided by financing activities of $526,417 for the twelve months ended April 30, 2016, as compared to $89,910 for the year ended April 30, 2015. In the twelve months ended April 30, 2016 the net cash provided by financing activities related to $441,405 of stock issuance and $86,012 from a related party loan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the twelve months ended April 30, 2016 and for the twelve months ended April 30, 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’ of

Omni Health, Inc.

We have audited the accompanying balance sheet of VitaCig, Inc.(“the Company”) as of April 30, 2016 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of VitaCig, Inc.as of April 30, 2016, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a working capital deficit as of April 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein & Co.

Miami, FL

October 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VitaCig, Inc.

We have audited the accompanying balance sheet of VitaCig, Inc. (the Company) as of April 30, 2015 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of VitaCig, Inc. as of April 30, 2015, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 13, 2015

OMNI HEALTH, INC. (Formerly known as VitaCig, Inc.)
Balance Sheets

	April 30, 2016	April 30, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$21,834	$70,516
Accounts receivable	4,708	-
Inventory	26,641	27,316
Prepaid Expenses	3,300	-
Total current assets	56,483	97,832
Intangible assets, net of amortization of $2,799 and $1,333 as of April 30, 2016 and 2015 respectively	1,601	3,067
Total assets	$58,084	$100,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,000	$1,500
Deferred revenue	-	35,700
Due to related party	2,000	3,000
Due to related party - MCIG, Inc.	186,276	100,264
Total liabilities	190,276	140,464

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 554,551,683 and 500,135,000 shares outstanding as of April 30, 2016 and 2015 respectively	55,455	50,014
Shares issued at spin off, discount from par value.	(49,514)	(49,514)
Additional Paid in Capital (APIC)	435,964	-
Accumulated deficit	(574,079)	(40,065)
Total Stockholders' Deficit	(132,174)	(39,565)
Total Liabilities and Stockholders' Deficit	$58,084	$100,899

The accompanying notes are an integral part of these audited financial statements. F-3

OMNI HEALTH, INC. (Formerly known as VitaCig, Inc.)
Statements of Operations

	For the Years Ended
	April 30,	April 30,
	2016	2015

REVENUES	$213,686	$376,001
COST OF GOODS SOLD	184,718	206,534
GROSS PROFIT	28,968	169,467

EXPENSES
General and administrative	54,081	168,915
Professional fees	23,950	29,500
Consulting Fees	42,097	3,439
Stock Based Compensation	441,406	-
Amortization	1,466	1,333
Total expenses	563,000	203,187
NET LOSS FROM OPERATIONS	(534,032)	(33,720)

Basic and diluted income (loss) per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding - basic and diluted	516,059,526	500,135,000

The accompanying notes are an integral part of these audited financial statements. F-4

OMNI HEALTH, INC. (Formerly known as VitaCig, Inc.)
Statements of Changes in Stockholders’ Deficit

			Discount from			Total
	Common Stock		Par Value -		Accumulated	Stockholders'
	Shares	Amount	Spin Off	APIC	Deficit	Deficit
Balance – April 30, 2014	500,135,000	$ 50,014	$ (49,514)	$ -	$ (6,345)	$ (5,845)
Net loss	-	-	-	-	(33,720)	(33,720)
Balance – April 30, 2015	500,135,000	$ 50,014	$ (49,514)	$ -	$ (40,065)	$ (39,565)
Issued as Stock Based Compensation	54,416,683	$ 5,441	-	$ 435,964	-	441,405
Net loss					$ (534,032)	(534,032)
Balance – April 30, 2016	554,551,683	$ 55,455	$ (49,514)	$ 435,964	$ (574,079)	$ (132,174)

The accompanying notes are an integral part of these audited financial statements. F-5

OMNI HEALTH, INC.
(Formerly known as VitaCig, Inc.) Statements of Cash Flows

	For the Years Ended
	April 30,	April 30,
	2016	2015
Operating activities:
Net loss	$(534,032)	$(33,720)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	1,466	1,333
Changes in operating assets and liabilities:
Accounts receivable	(4,708)	1,113
Inventory	675	49,145
Accounts payable	500	(67,886)
Other receivable	(3,300)	-
Deferred revenue	(35,700)	31,559
Net cash used in operating activities	(575,099)	(18,456)
Investing activities:
Capitalized website development costs	-	(4,400)
Net cash used in investing activities	-	(4,400)
Financing activities:
Issuance of common stock for cash	441,405	-
Proceeds from related party	85,012	94,910
Repayment to related party	-	(5,000)
Net cash provided by financing activities	526,417	89,910
Net increase (decrease) in cash	(45,682)	67,054
Cash, beginning of period	70,516	3,462
Cash, end of period	$21,834	$70,516

The accompanying notes are an integral part of these audited financial statements. F-6

OMNI HEALTH, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

The accompanying audited financial statements of Omni Health, Inc., formerly known as VitaCig, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Description of Business

We were incorporated in Nevada on January 22, 2014.  We began as a technology company that was engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals. Generic pharmaceuticals include the dietary supplements: Vitamin A1, B1, C, E, and anti-oxidant ubidecarenone (CO-Q10).

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off”) (See Note 9: Stockholders’ Equity).

On June 17, 2016 VitaCig acquired Malecon Pharmacy, Inc., in a Stock Exchange Agreement.  VitaCig issued LX Retail Group, LLC 575,000,000 common shares of stock in exchange for 100% of the stock of Malecon Pharmacy, Inc.  Malecon Pharmacy, Inc., operates as a subsidiary of VitaCig, Inc.  Malecon Pharmacy is a premiere anti-aging cream manufacturer, wholesaler, and distributor.

On June 22, 2016 VitaCig sold its eCig business element to mCig, Inc., in exchange for the return to treasury stock 172,500,000 shares of VitaCig stock and the reduction of the outstanding amount owed by Vitacig, Inc., to mCig, Inc., in the amount equal to reducing the outstanding balance to $95,000.  As a result of this transaction, VitaCig, Inc., became a holding company in which it has one wholly owned subsidiary, Malecon Pharmacy, Inc.

The Company currently maintains its corporate office in Hialeah, Florida.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of April 30.

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

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying income statement. For the twelve months ended April 30, 2016 and 2015, there was $22,886 and $3,781, respectively in shipping costs included in cost of goods sold.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at April 30, 2016 or 2015.

Inventory

Inventories are stated at first-in, first-out method of costing, subject to the lower of cost or market and net realizable value. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue. The determination of market value and the estimated volume of demand used in the lower of cost or market analysis require significant judgment.

	April 30, 2016	April 30, 2015
Finished goods	$26,641	$27,316
Total inventory	$26,641	$27,316

Accounts Receivable

The Company’s accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, are reported at the amount due from the vendor. As of April 30, 2016 there was $17,632.  Of this amount $12,924 was held as a reserve by the merchant services account against potential chargebacks and was recorded as Other Liabilities.  The Company expects these receivables to be fully collectible, but has created a reserve allowance for doubtful accounts for the period in the amount of $12,924. The Company did not report any accounts receivable from any of its retail customers.

	April 30, 2016	April 30, 2015
Account receivable	$17,632	$-
Provision for doubtful debts	(12,924)	-
	$4,708	$-

Foreign currency translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Intangible assets

The Company’s intangible assets consist primarily of website development costs. The company is amortizing this cost over three years. (see Note 4 – Intangible Assets).

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

There is no potential dilutive security as of April 30, 2016 or 2015.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at April 30, 2016 and 2015.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  During 2016 and 2015, there have been no impairment losses.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the twelve months ended April 30, 2016 and April 30, 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Intangible assets: Intangible assets, net consisted of the following:
		As of
		April 30, 2015
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$	$	$
Finite lived intangible assets
Internet website	3	4,400	(1,333)	3,067
Total identifiable intangible assets		4,400	(1,333)	3,067
		As of
		April 30, 2016
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$	$	$
Finite lived intangible assets
Internet website	3	4,400	(2,799)	1,601
Total identifiable intangible assets		4,400	(2,799)	1,601

Amortization expense on intangible assets was $1,466 and $1,333 for the years ended April 30, 2016 and April 30, 2015, respectively.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2016	$ 1,467
2017	134
2018	-
2019	-
2020	-
Total	$ 1,601
32

Note 5. Deferred Revenue

Deferred revenue was $0 and $35,700 for the fiscal year ended April 30, 2016 and April 30, 2015, respectively. Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Note 6. Related Parties and Related Party Transactions

As of April 30, 2016, mCig, Inc. advanced the Company the amount of $186,276 for professional fees and inventory purchase, and it was recorded as due to related party.

As of April 30, 2016, Paul Rosenberg advanced the Company the amount of $2,000 for accounting fees. It was recorded as due to related party.

As of April 30, 2015, mCig, Inc. advanced the Company the amount of $100,264 for professional fees and inventory purchase, and it was recorded as due to related party.

As of April 30, 2015, Paul Rosenberg advanced the Company the amount of $3,000 for accounting fees. It was recorded as due to related party.

Note 7. Commitments and Contingencies

As of April 30, 2016 there were no commitments and contingencies.

Note 8. Trademarks and Patents

On January 18, 2014, the Company applied for trademark name registration, “VitaCig”, with the United States Patent and Trademark Office. TEAS plus application's serial number: 86169368. On August 19, 2014 the application was approved and published.

On October 28, 2015 the Company applied for trademark name registration, “VitaCBD”, with the United States Patent and Trademark Office, application number 86802151.  The Company has received comments and is further pursuing this registration.

The trademarks were transferred to mCig, Inc., on June 22, 2016 as part of the sale of the VitaCig e-Cig business.

Note 9. Stockholders’ Equity (Deficit)

The authorized capital stock of the Company consists of 2,000,000,000 shares of Common Stock, par value $.0001 per share.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off).

As of April 30, 2016, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of April 30, 2015 the Company had issued 500,135,000 common shares.  During the year the Company issued 54,416,683 shares of common stock for services rendered.  As of April 30, 2016 the total issued and outstanding of common stock was 554,551,683.

Note 10. Stock Option and Warrant Activity

As of April 30, 2016 and 2015, there were no warrants or options issued or outstanding to acquire any additional shares of common stock.

Note 11. Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum California franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2016	2015

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%
34

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

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:	2016	2015

Deferred tax asset	91,160	12,955
Valuation allowance	(91,160)	(12,955)
Net deferred taxes	-	-

At April 30, 2016 and 2015, the Company had net operating loss carry forwards available to offset future taxable income of approximately $104,115 and $12,955, respectively. These carry forwards will begin to expire in the year ending December 31, 2026. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has not performed a change in ownership analysis since its inception in 2014 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and the ownership change that occurred on June 22, 2016 and any other ownership changes that may  occur after April 30, 2016, that could result in the expiration of the loss carry forwards before they are utilized.

The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carry-forwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities.  We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $104,115 and $12,955, for the fiscal years ending April 30, 2016 and April 30, 2015, respectively, on the deferred tax assets relating to these NOL carryforwards.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2016 and 2015, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2016 due to net operating losses that are being carried forward for tax purposes.

Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2016 or 2015. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 12. Basic Loss per Share

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	April 30,
	2016	2015
Net loss	$(529,057)	$(33,720)
Basic loss per common share	$(0.00)	$(0.00)
Basic weighted average
Number of shares outstanding	554,551,683	500,135,000

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.

Note 13. Subsequent Events

On May 31, 2016, the Company issued 1,100,000 shares of common stock for services valued at $8,030.

On June 2, 2016 the Company amended its Articles of Incorporation to increase the number of common shares authorized from 560,000,000 to 2,000,000,000.

On June 6, 2016, the Company issued 575,000,000 shares of common stock for the acquisition of Malecon Pharmacy valued at $3,392,500.

On June 22, 2016, the Company and VitaCig, Inc., entered into a Separation and Share Transfer Agreement whereby VitaCig transferred the assets and operations of the business of VitaCig, Inc., to Company in exchange for the return of 172,500,000 shares of VitaCig Common Stock to the treasury of VitaCig, Inc., and for a reduction of the amount owed to the Company in excess of $95,000.  The note is due in full in twelve months.  The Company determined to sell the VitaCig operation on June 22, 2016 and that going forward it will be shown as discontinued operations.

Since June 22, 2016 the company relocated its headquarters to 400 W 41st Street, Suite 506, Miami Beach, Florida.  The office rent is $5,947.41 per month.  The lease expires on May 1, 2019.  Currently we sublease a portion of the corporate office for $3,550 per month.

The Company operates its Pharmacy in Hialeah at 5966 W 16th Ave, Hialeah, Florida.  The rent for the facility is $8,146.74 per month.  The lease expires on February 1, 2017.

The Company operates a Warehouse and Distribution Center at 300 NW 54th Street, Miami Florida.  The company pays $1,605 a month as rent, which expires August 1, 2017.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of April 30, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to our limited accounting staff. We intend to strengthen these internal controls over the next few months by augmenting our accounting staff.

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

There have been no changes in our internal control over financial reporting during the fiscal year ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On April 8, 2016, Michael Hawkins was appointed as our Interim Chief Financial Officer. On June 6, 2016 he became the Interim Chief Executive Officer and Chief Financial Officer. (See Item 10).

PART III ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. The following table sets forth certain information concerning our executive officers and directors as of the date hereof:

Name	Age	Position(s)
Michael Hawkins	54	Director, Interim Chief Executive Officer and
		Interim Chief Financial Officer
Andrey Solovyev	47	Director

Our officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Michael Hawkins has been our Chief Financial Officer since April 8, 2016 and has served as our Chief Executive Officer since June 6, 2016. Prior to fulfilling this role, Mr. Hawkins is the Managing Member of Epic Industry, LLC and the Chief Financial Officer for ICA Solutions, Inc.  Mr. Hawkins has worked in the hospitality and entertainment industry and construction industry, providing executive level services as CEO, CFO, and COO to multiple nanotech public and privately held companies.. Mr. Hawkins earned his B.S. in Computer Science and Business Administration from University of Maryland, University College.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Andrey Solovyev currently serves as our chairman of our Board of Directors.

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

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past five years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

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

40

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company was formed on January 22, 2014. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive cash compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

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

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of mCig, Inc., during the year ended April 30, 2016, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2016. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended April 30, 2016 and April 30, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2016	0	0	261,855	0	0	0	0	261,855
CEO	2015	0	0	0	0	0	0	0	0

Michael Hawkins	2016	0	0	125,655	0	0	0	0	125,655
Interim CEO, CFO	2015	0	0	0	0	0	0	0	0

Agreements

We have a consulting agreement with the Interim Chief Executive Officer/Chief Financial Officer whereby he will be compensated $5,000 per month until such time as the Company elects a new Board of Directors and appoints new officers in anticipation of the ongoing business.

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

The following table indicates beneficial ownership of Omni Health’s common stock, as of April 30, 2016 by:

•     Each person or entity known by Omni Health to beneficially own more than 5% of the outstanding shares of Omni Health’s common stock;

•     Each executive officer and director of VitaCig; and

•     All executive officers and directors of VitaCig as a group.

•     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 554,551,683 shares of common stock outstanding as of April 30, 2016.

Unless other indicated, the address of each beneficial owner listed below is c/o Omni Health, Inc., 433 North Camden Drive, 6th Floor, Beverly Hills, California 90210.

Shareholder	Shares After Distribution	%
mCig, Inc.[1]	230,000,000	41.47
Paul Rosenberg[1,2]	45,450,000	8.20
Michael Hawkins	15,850,000	2.86
All Other Shares	263,251,683	47.47
All Officers and Directors as a Group Total	291,300,000	52.53

[1]mCig is controlled by Mr. Paul Rosenberg as the holder of more than 49.67% of the voting rights thereto such that the combined voting power of Mr. Rosenberg in VitaCig, Inc. includes himself and mCig, Inc. As a result Mr. Rosenberg currently controls 49.67% of the voting rights of VitaCig, Inc.

[2]Paul Rosenberg was a director of the Company.

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Description of Capital Structure

General

Our authorized capital stock consists of 2,000,000,000 shares of common stock, par value $0.0001.

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

mCig is controlled by Mr. Paul Rosenberg as the holder of more than 50% of the voting rights thereto such that the combined voting power of Mr. Rosenberg in VitaCig, Inc. includes himself and mCig, Inc. As a result Mr. Rosenberg currently controls majority of the voting rights of VitaCig, Inc

As of April 30, 2016, mCig, Inc. advanced the Company the amount of $191,044 for professional fees and inventory purchase, and it was recorded as due to related party.

As of April 30, 2016, Paul Rosenberg advanced the Company the amount of $2,000 for accounting fees. It was recorded as due to related party.

Director Independence

Our Board of Directors is comprised of 2 members, neither are “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

On June 6, 2016, we engaged, Weinstein & Co. to serve as our independent registered public accounting firm for the year ending April 30, 2016.  For the  year ended April 30, 2015, Saddler Gibb LP served as our independent registered public accounting firm. The following table shows the fees that were billed for the audit and other services provided for 2016 and 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

	2016	2015
Audit Fees	$15,250	$11,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,250	$11,250

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

3.1	Amended Articles of Incorporation (name change.)

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Filed herewith
Furnished herewith
46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITACIG, INC.

November 25, 2016	By: /s/ Michael W. Hawkins
Michael W. Hawkins Chief Executive Officer (Principal Executive Officer)

November 25, 2016	/s/ Michael W. HawkinsBy:
Chief Financial Officer (Principal Financial Officer) Michael W. Hawkins

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael W. Hawkins	Chief Executive Officer and Director	November 25, 2016
Michael W. Hawkins	(Principal Executive Officer)

/s/ Michael W. Hawkins	Chief Financial Officer and Chief Accounting Officer	November 25, 2016
Michael W. Hawkins	(Principal Financial Officer)

/s/ Andrey Soloviev	Director	November 25, 2016
Andrey Soloviev

47