Form 10-Q
period 2016-07-31
VitaCig, Inc.
filed 2017-01-23
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

Commission file number: 333-195397

OMNI HEALTH, INC.

(Exact name of registrant as specified in its charter)

NEVADA	46-4597341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5966 W 16th Avenue, Hialeah, Florida	33012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	800-709-8742

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [√] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]
(Do not check if smaller reporting company)

Omni Health, Inc.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

Omni Health, Inc.
and Subsidiaries
Consolidated Balance Sheets

ASSETS
	July 31,	April 30,
	2016	2016
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 233,460	$ 21,834
Accounts Receivable, Net	758,616	4,708
Inventory	275,015	26,641
Prepaid Expenses	-	3,300
Total Current Assets	1,267,091	56,483
Property, Plant and Equipment, Net	318,893	-
Intangible assets, net amortization of $2,799 for April 30, 2016	-	1,601
Cost Basis Investment	3,430,973	-
Total Assets	$ 5,016,957	$ 58,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable, Current Portion	$ 698,920	$ -
Accounts Payable and Accrued Expenses	302,727	2,000
Due to mCig, Inc.	96,208	186,276
Due to Related Party	-	2,000
Total Current Liabilities	1,097,855	190,276
Noncurrent Liabilities
Notes payable, non-current portion	32,909	-
Due to related party	650,000	-
Total non-current liabilities	682,909	-
Total Liabilities	1,780,764	190,276
Stockholders' Equity
Common Stock, $0.0001 par value, voting; 2,000,000,000 shares authorized; 1,129,551,683 and 554,551,683 share issued, and outstanding, as of July 31 and April 30, 2016, respectively	112,955	55,455
Treasury Stock	(1,052,250)	-
Additional Paid In Capital	3,721,451	386,450
Retained Earnings (Accumulated Deficit)	454,037	(574,097)
Total Stockholders' Equity	3,236,193	(132,192)
Total Liabilities and Stockholders' Equity	$ 5,016,957	$ 58,084

See accompanying notes to unaudited consolidated financial statements. 4

Omni Health, Inc.
and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended July 31,
	2016	2015
Sales	$ 514,448	$ 67,036
Total Cost of Sales	(388,876)	(44,466)
Gross Profit	125,572	22,570
Selling, general, and administrative	64,791	41,715
Professional Fees	1,075	-
Consulting Fees	38,933	-
Payroll	44,878	-
Amortization and Depreciation	-	367
Total Operating Expenses	149,677	42,082
Net (Loss) from operations	(24,105)	(19,512)
Other Income (Expense)	(28,934)	-
Net (Loss) from Continuing Operations	(53,039)	(19,512)
Net Income from Discontinued Operations	1,081,173	-
Net Income (Loss)	$ 1,028,134	$ (19,512)
Basic and Diluted (Loss) Per Share:
Income (Loss) per share from Continuing Operations	$ (0.00)	$ (0.00)
Income (Loss) Per Share	$ 0.00	$ (0.00)
Weighted Average Shares Outstanding - Basic and Diluted	755,366,900	500,135,000
See accompanying notes to unaudited consolidated financial statements. 5

Omni Health, Inc.
and Subsidiaries
Statements of Cash Flows
(unaudited)

	For the Three Months Ended July 31,
	2016	2015
Cash Flows From Operating Activities:
Net (Loss)	$ 1,028,134	$ (19,512)
Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	-	367
Decrease (Increase) in:
Accounts Receivable, Net	(753,908)	-
Inventories	(248,374)	3,020
Prepaid Expenses	3,300	-
Accounts Payable, Accrued Expenses and Taxes Payable	300,727	(1,500)
Deferred Revenue	-	(35,700)
Total Adjustment to reconcile Net Income to Net Cash	(698,255)	(33,813)
Net Cash Provided In Operating Activities	329,879	(53,325)
Cash Flows From Investing Activities:
Increase (Decrease) in:
Net cash received from acquisition	(3,430,973)	-
Acquisition of property, plant and equipment	(317,292)	-
Net cash received in investing activities	(3,748,265)	-
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	2,340,251
Notes Payable, Net	721,829	-
Proceeds (Repayments) to Related Party	567,932	(2,850)
Net Cash Provided By (Used in) Financing Activities	3,630,012	(2,850)
Net Change in Cash	211,626	(56,175)
Cash at Beginning of Period	21,834	70,516
Cash at End of Period	$ 233,460	$ 14,341

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
See accompanying notes to unaudited consolidated financial statements. 6

OMNI HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying reviewed financial statements of Omni Health, Inc., formerly known as VitaCig, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Description of Business

The Company was incorporated in Nevada on January 22, 2014.  We began as a technology company that was engaged in the manufacturing and retailing of nicotine-free Electronic Cigarettes (“eCigs”) that are pre-packaged with vitamins, nutrients, and generic pharmaceuticals.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off”) (See Note 9: Stockholders’ Equity of the Audited Financial Statement).

On June 17, 2016 VitaCig acquired Malecon Pharmacy, Inc., in a Stock Exchange Agreement.  VitaCig issued LX Retail Group, LLC 575,000,000 common shares of stock in exchange for 100% of the stock of Malecon Pharmacy, Inc.  Malecon Pharmacy, Inc., operates as a subsidiary of VitaCig, Inc.  Malecon Pharmacy is a pharmacy that operates in Hialeah, Florida since 1974.

On June 22, 2016 VitaCig sold its eCig business element to mCig, Inc., in exchange for the return to treasury stock of 172,500,000 shares of VitaCig stock and the reduction of the outstanding amount owed by Vitacig, Inc., to mCig, Inc., in the amount equal to reducing the outstanding balance to $95,000.  As a result of this transaction, VitaCig, Inc., became a holding company in which it has one wholly owned subsidiary, Malecon Pharmacy, Inc.

On September 9, 2016 the Company changed its name to Omni Health, Inc.

The Company currently maintains its corporate office in Miami Beach, Florida.

Note 2 – Summary of Significant Accounting Policies

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

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

Inventory

Prior to the acquisition of Malecon Pharmacy and the discontinued operations, inventory consisted of finished product, e-Cig products valued at the lower of cost and net realizable value under the first-in, first-out method of costing.  Upon the acquisition of Malecon Pharmacy, the inventory consisted of prescription drugs, non-prescription drugs and retail merchandise.  The Company continues to value its inventory at the lower of cost and net realizable value under the first-in, first-out method of costing.

Item	July 31, 2016	April 30, 2016
Prescription Drugs	$ 120,089	$ -
Non-prescription Drugs	42,015	-
Retail Merchandise	112,911	-
Finished Goods	-	26,641
Total Inventory	$ 275,015	$ 26,641

Accounts Receivable

The Company’s accounts receivable is primarily from its contracts associated with healthcare insurance companies.  Under various agreements, the Company maintains receivables with 17 companies with accounts ranging from 30-90 days.  While the company attempts to collect on all outstanding balances owed, the financial statements do not account for any outstanding receivables beyond 90 days.  All receivables beyond 90 days are written off as a drawn down from revenue.  Should the company collect at a later date, which it intends to do, the Company reinstates the revenue during the quarter in which it is paid.  Due to the nature of these funds, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period.  The Company did not report any accounts receivable from any of its retail customers.

Amount
0-30 days	$ 255,045
31-60 days	259,289
61-90 days	244,281
Total	$ 758,615

Intangible Assets

The Company’s intangible assets consist primarily of certain website development costs and are amortized over its estimated useful life of three years.

Revenue Recognition

Pharmacy Services. We sells prescription drugs directly through our mail service pharmacies, home delivery, and through our retail pharmacy. We recognize revenues from prescription drugs sold by our mail service and home delivery and the retail pharmacy through contracts where we are the principal using the gross method at the contract prices negotiated with our customers. Revenue from Pharmacy Services includes: (i) the portion of the price the customer pays directly to us, net of any volume-related or other discounts paid back to the customer, (ii) the portion of the price paid to us in a national retail pharmacy network through the customers insurance plan, and (iii) administrative payments from national retail pharmacy network contracts for incentives and initiatives.

SEC Staff Accounting Bulletin 104, “Revenue Recognition, corrected copy” ( “SAB 104”) provides the general criteria for the timing aspect of revenue recognition, including consideration of whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. The Company has established the following revenue recognition policies in accordance with SAB 104:

•         Revenues generated from prescription drugs sold by mail service pharmacies are recognized when the prescription is shipped. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments.

•         Revenues generated from prescription drugs sold through national retail pharmacy network and associated administrative fees are recognized at the point-of-sale, which is when the claim is adjudicated by the online claims processing system.

We determine whether we are the principal or agent for our national retail pharmacy network transactions using the indicators set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” on a contract by contract basis. In all of our current contracts, we have determined we are the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in establishing the price, changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications and (v) having credit risk. Responsibilities under our customer contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where appropriate and approving the prescription for dispensing. Although we do not have credit risk with respect to Retail Co-Payments, management believes that all of the other indicators of gross revenue reporting are present.

Drug Discounts ~ We deduct from our revenues any discounts paid to our customers as required by EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).

Retail Pharmacy Segment ~ We recognize revenue from the sale of merchandise (other than prescription drugs) at the time the merchandise is purchased by the retail customer. Revenue from the sale of prescription drugs is recognized at the time the prescription is filled, which is or approximates when the retail customer picks up the prescription. Customer returns are not material. Revenue generated from the performance of services is recognized at the time the services are performed.

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

There is no potential dilutive security as of July 31, 2016 or 2015.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at July 31, 2016 and April 30, 2015.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. No impairments were recorded during the periods ended July 31, 2016 and 2015.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data.  The Company did not have any significant warranty expenses to report for the three months ended July 31, 2016. Based on these actual expenses, the warranty reserve, as estimated by management as of July 31, 2016 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

Recent Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations. Going forward, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Previously, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. Additionally, the condition that the entity not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. We do not expect the guidance to have a material impact on the Company.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11 "Simplifying the Measurement of Inventory"; guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2016 and 2015 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern.

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

Note 4. Intangible Assets:

		As of
		April 30, 2016
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$	$	$
Finite lived intangible assets
Internet website	3	4,400	(2,799)	1,601
Total identifiable intangible assets		4,400	(2,799)	1,601
		As of
		June 22, 2016
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$	$	$
Finite lived intangible assets
Internet website	3	4,400	(3,057)	1,343
Total identifiable intangible assets		4,400	(3,057)	1,343
10

Amortization expense on intangible assets was $258 for the period ending July 31, 2016 and $1,466 for the year ended April 30, 2016.  The intangible asset was sold as part of the Company’s discontinued operation on June 22, 2016.  See Note 10.

Note 5. Notes Payable

The following table lists the short term and long term notes payable:

Short Term Notes Payable	Original Amount/Assumed Amount	As of July 31, 2016
Current portion of the Lending Club	10,070	10,460
Small Business loan	268,331	236,339
Current portion of Circle Back Lending	5,230	5,393
Star Capital Loan	500,000	421,438
Assumed Assumed Liabilities	20,532	15,289
Due to mCig	95,000	96,208
Loan from Shareholder	10,000	10,000
Total Short Term Notes Payable	909,163	795,127
Long Term Notes Payable
The Lending Club	23,376	21,392
Circle Back Lending	12,448	11,517
Loan from Shareholder	812,000	650,000
Total Long Term Notes Payable	847,824	682,909
Total Notes Payable	1,756,987	1,478,036

As a part of the discontinue operations of VitaCig the company entered into a convertible promissory note with mCig, Inc., in the amount of $95,000 on June 6, 2016.  The company accrued $1,208 in interest on the promissory note through July 31, 2016 bringing the total balance due to $96,208.

The Lending Club loan was executed by Malecon Pharmacy on April 23, 2016 in the amount of $35,000.  The company assumed the remaining balance of $33,446 on June 17, 2016.  The note is scheduled to be paid off on March 23, 2019 and has a monthly payment of $1,218.

The Small Business loan was executed by Malecon Pharmacy on April 22, 2016 in the amount of $300,000.  The company assumed the remaining balance of $268,331 on June 17, 2016.  The payment terms of the note are $1,550 each business day for 240 business days. There was 209 business days left on the note at the time of acquisition.

The Circle Back Lending loan was executed by Malecon Pharmacy on April 21, 2016 in the amount of $18,500.  The company assumed the remaining balance of $17,718 on June 17, 2016.  The note is scheduled to be paid off on March 21, 2019 and has a monthly payment of $674.

The Star Capital loan was executed by the Malecon Pharmacy on June 24, 2016 in the amount of $500,000.  The note is scheduled to be paid off on December 23, 2016 and has a monthly payment of $90,833.

The company assumed certain other liabilities and a loan from the shareholder of Malecon Pharmacy in the amount of $30,532 for various obligations associated with the day-to-day operations of the specialty pharmacy.  The company paid $5,243 during the period ending July 31, 2016 leaving a remaining balance of $15,289 in assumed liabilities and $10,000 due to related party.

Note 6. Related Parties and Related Party Transactions

Details of balances between the company and related partied are disclosed below:

	As of July 31, 2016	As of April 30, 2016
Loan from related parties	$ 746,208	$ 96,208

11

The following entities have been identified as related parties:

LX Retail Group, Inc.  Greater than 10% stockholder.

Andrey Soloviev          Director and CEO

mCig, Inc.                   Greater than 10% stockholder during the reporting period.  The Chief Financial Officer of mCig, Inc., is the current Interim CEO and Interim CFO of the Company.

On June 22, 2016 when the company acquired Malecon Pharmacy, Inc., it assumed the liability of $812,000 owed to the principal owner of Malecon Pharmacy, Inc, LX Retail Group, Inc. LX Retail Group, Inc. owns 50.9% of the company. During the quarter the company has paid $162,000 towards that outstanding balance, leaving a balance of $650,000 owed.

Note 7. Commitments and Contingencies

The Company has commitments for three leased facilities.  In addition, the Company has a lease commitment for its pharmacy software system.

-          The company office and conference facilities located in Miami Beach, Florida.  The office rent is $5,947.41 per month.  The lease expires on May 1, 2019.

-    The Company Pharmacy building and headquarters are in Hialeah, Florida. The rent for the facility is $8,146.74 per month.  The lease expires on February 1, 2017.

-          The Company Warehouse and Distribution Center in Miami Florida.  The company pays $1,605 a month as rent, which expires August 1, 2017.

-          The Company has a lease for its QS/1 Data System.  The company pays $527.26 per month, which expires on April 30, 2018.

The following chart shows the Company commitments for the next five years:

Year	Amount
2016	$ 141,293
2017	172,098
2018	77,790
2019	71,370
2020	5,948
Total	$ 468,499

Note 8. Common Stock

Common Stock

The authorized capital stock of the Company consists of 2,000,000,000 shares of Common Stock, par value $0.0001 per share.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off).

As of April 30, 2016, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of April 30, 2015 the Company had issued 500,135,000 common shares. During the year the Company issued 54,416,683 shares of common stock for services rendered - the price evaluate is $441,405.  As of April 30, 2016 the total issued and outstanding of common stock was 554,551,683.

On June 17, 2016, the Company issued LX Retail Group, Inc. 575,000,000 shares of the Company’s common stock as the purchase price for Malecon Pharmacy.

Note 9. Acquisition of Malecon Pharmacy, Inc.

On June 17, 2016, the Company and LX Retail Group, Inc. entered into a share exchange agreement whereby the Company acquired 100% of the stock of Malecon Pharmacy, Inc., whereby LX Retail Group, Inc. transferred the assets and operations of the business of Malecon Pharmacy, Inc., to Company in exchange for 575,000,000 shares of the Company’s Common Stock.

The purchase price of Malecon Pharmacy, Inc., was $3,392,500. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, at the date of acquisition:

Purchase Price (575,000,000 shares @ $0.0059)	$3,392,500

Cash	$107,276
Accounts Receivable	739,224
Inventory	256,507
Medical Equipment	254,232
Property, plant & equipment	64,661
Cost basis investment	3,261,269
Total assets acquired	$4,683,169

Accounts Payable	359,510
Other Liabilities	12,828
Small Business Loan	268,331
Due to Related Party	650,000
Total liabilities assumed	1,290,669
Net assets acquired	$3,392,500

12

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with the acquisition as if the acquisition had been completed as of the beginning of the reporting period.

	For period ending July 31,
CONSOLIDATED STATEMENT of OPERATIONS:	2016	2015
Sales	$1,626,687	$1,797,616
Cost of Sales	793,670	1,439,053
Gross Profit	833,017	358,563
Operating Expenses	249,119	1,031,076
(Loss) from Operations	583,898	(672,513)
Other Income / (Expense)	(28,934)	-
Gain from discontinued operations	1,078,457
Net Income (Loss)	$1,633,421	$(672,513)

Note 10. Discontinued Operations

On June 22, 2016, the Company sold off its VitaCig operations.  The Company was returned 172,500,000 shares of common stock of the Company’s common stock, par value $0.0001 per share (“Common Stock”), from mCig, Inc., and was forgiven $68,123 in debt owed to MCIG in exchange for the VitaCig operations.  The record date for the transaction was June 22, 2016.  The transaction was completed for the purpose of legally and structurally separating the VitaCig operation from the newly acquired business and the Company’s change in direction.

The selloff of VitaCig has been presented as discontinued operations in our financial statements. The following tables represent the current assets and liabilities associated with the discontinued operations as of July 31, 2016:

Assets

Cash	$44,280
Accounts receivable	10,518
Prepaid expenses	3,300
Inventory	26,607
Intangible assets	1,343
Total assets related to discontinued operations	$86,048

Liabilities

Current liabilities	12,974
Deferred revenue	31,874
Due to mCig payable	68,123
Due to related party	2,000
Liabilities related to discontinued operations	$114,971

As of July 31, 2016, the Company has recorded a gain of $1,081,173 for its discontinued operations. The following table presents the net book value of VitaCig as of the selloff, the pro-rata value received as part of the selloff, and the net gain for the selloff of the VitaCig operations:

Net book value of VitaCig at selloff	$(28,923)
FMV of stock received as purchase price	1,052,250
Net gain from selloff	$1,081,173

Note 11. Basic Loss per Share

Basic Income (Loss) Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	Three Months Ended
	July 31,
	2016	2015
Net income (loss)	$ 1,028,135	$ (19,512)
Basic income (loss) per share	$ 0.00	$ (0.00)
Basic weighted average number of shares outstanding	755,366,900	500,135,000

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during the periods.

Note 12. Subsequent Events

In September 2016, the company entered into a second loan with Star Capital for up to $500,000 in financing.  The company has received $350,000.  The company is scheduled to pay off on August 2017 and has a monthly payment of $49,167.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended April 30, 2016 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2016.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Omni Health” or the “Company” refer to Omni Health, Inc.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated October 31, 2016, in connection with the audit of our annual financial statements as of April 30, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 3 to the unaudited financial statements for the period ended July 31, 2016 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Governmental Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices, including, among others: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; the Health Insurance Portability and Accountability Act (HIPAA); the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2012 (collectively, the Health Reform Law); statutes and regulations of the FDA, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and the U.S. Consumer Product Safety Commission, as well as regulations promulgated by comparable state agencies concerning the sale, advertisement and promotion of the products we sell. Below are descriptions of some of the various federal and state laws and regulations which may govern or impact our current and planned operations.

Pharmacy Regulation

Our pharmacy operations are regulated by both individual states and the federal government. Every state has laws and regulations addressing pharmacy operations, including regulations relating specifically to compounding pharmacy operations. These regulations generally include licensing requirements for pharmacists, pharmacy technicians and pharmacies, as well as regulations related to compounding processes, safety protocols, purity, sterility, storage, controlled substances, recordkeeping and regular inspections, among other things. State rules and regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies. If our pharmacy operations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate could be limited.

Certain provisions of the FDCA govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. The Drug Quality and Security Act of 2013 (DQSA) clarifies and strengthens the federal regulatory framework governing compounding pharmacies. Title 1 of the DQSA, the Compounding Quality Act, modifies provisions of the Section 503A of the FDCA that were found to be unconstitutional by the U.S. Supreme Court in 2002. In general, Section 503A provides that pharmacies are exempt from the provisions of the FDCA requiring compliance with cGMP, labeling with adequate directions for use and FDA approval prior to marketing if the pharmacy complies with certain other requirements. Among other things, to comply with Section 503A, a compounded drug must be compounded by a licensed pharmacist for an identified individual patient on the basis of a valid prescription. Pharmacies may only compound in limited quantities before receipt of a prescription for an individual patient and are subject to limitations on anticipatory compounding for distribution, which generally permit anticipatory compounding only based on historical prescription volumes.

Confidentiality, Privacy and HIPAA

Our pharmacy operations involve the receipt, use and disclosure of confidential medical, pharmacy and other health-related information. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes. The federal privacy regulations under HIPAA are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. Among other things, HIPAA limits certain uses and disclosures of protected health information and requires compliance with federal security regulations regarding the storage, utilization and transmission of and access to electronic protected health information. The requirements imposed by HIPAA are extensive. In addition, most states have enacted privacy and security laws that protect identifiable patient information that is not health-related. Further, several states have enacted more protective and comprehensive pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. These regulations impose substantial requirements on covered entities and their business associates regarding the storage, utilization and transmission of and access to personal health and non-health information. Many of these laws apply to our business.

Medicare and Medicaid Reimbursement

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. State-funded Medicaid programs provide medical benefits to groups of low-income and disabled individuals, some of whom may have inadequate or no medical insurance. Currently, most of our commercially available formulations are sold in cash transactions and our customers may choose to seek reimbursement opportunities from Medicare, Medicaid and other third parties to the extent that they exist. As part of our initiative, we work with third-party insurers, pharmacy benefit managers and buying groups to offer patient-specific customizable compounded formulations at accessible prices.

We plan to continue to devote time and other resources to seek reimbursement and patient pay opportunities for these and other compounded formulations and we have hired pharmacy billers to process certain existing reimbursement opportunities for certain formulations. However, we may be unsuccessful in achieving these goals, as many third-party payors have imposed significant restrictions on reimbursement for compounded formulations in recent years. Moreover, third-party payors, including Medicare, are increasingly attempting to contain health care costs by limiting coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Further, the Health Reform Law may have a considerable impact on the existing U.S. system for the delivery and financing of health care and could conceivable have a material effect on our business. As a result, reimbursement from Medicare, Medicaid and other third-party payors may never be available for any of our products or, if available, may not be sufficient to allow us to sell the products on a competitive basis and at desirable price points.

To the extent we obtain third-party reimbursement for our compounded formulations, we may become subject to Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims.

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

Pharmacy Services. We sells prescription drugs directly through our mail service pharmacies, home delivery, and through our retail pharmacy. We recognize revenues from prescription drugs sold by our mail service and home delivery and the retail pharmacy through contracts where we are the principal using the gross method at the contract prices negotiated with our customers. Revenue from Pharmacy Services includes: (i) the portion of the price the customer pays directly to us, net of any volume-related or other discounts paid back to the customer, (ii) the portion of the price paid to us in a national retail pharmacy network through the customers insurance plan, and (iii) administrative payments from national retail pharmacy network contracts for incentives and initiatives.

SEC Staff Accounting Bulletin 104, “Revenue Recognition, corrected copy” ( “SAB 104”) provides the general criteria for the timing aspect of revenue recognition, including consideration of whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. The Company has established the following revenue recognition policies in accordance with SAB 104:

•         Revenues generated from prescription drugs sold by mail service pharmacies are recognized when the prescription is shipped. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments.

•         Revenues generated from prescription drugs sold through national retail pharmacy network and associated administrative fees are recognized at the point-of-sale, which is when the claim is adjudicated by the online claims processing system.

We determine whether we are the principal or agent for our national retail pharmacy network transactions using the indicators set forth in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” on a contract by contract basis. In all of our current contracts, we have determined we are the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in establishing the price, changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications and (v) having credit risk. Responsibilities under our customer contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where appropriate and approving the prescription for dispensing. Although we do not have credit risk with respect to Retail Co-Payments, management believes that all of the other indicators of gross revenue reporting are present.

Drug Discounts ~ We deduct from our revenues any discounts paid to our customers as required by EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).

Retail Pharmacy Segment ~ We recognize revenue from the sale of merchandise (other than prescription drugs) at the time the merchandise is purchased by the retail customer. Revenue from the sale of prescription drugs is recognized at the time the prescription is filled, which is or approximates when the retail customer picks up the prescription. Customer returns are not material. Revenue generated from the performance of services is recognized at the time the services are performed.

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three months ended July 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended July 31,
	2016	2015
Revenue	$514,448	$67,036
Cost of Goods Sold	388,876	44,466
Gross Profit	125,572	22,570
Expenses	149,677	42,082
Net Loss from operations	(24,105)	(19,512)

Results of Operations

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Revenue

Our revenue from operations for the three months ended July 31, 2016 was $514,448 compared to $67,036, an increase of $447,412, for the three months ended July 31, 2015.  This increase is primarily due to an increase in sales upon the acquisition of Malecon Pharmacy on June 22, 2016.  Revenues consist primarily of results from the sales of prescription drugs, non-prescription drugs, and specialty products and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2016 was $388,876 compared to $44,466 for the three months ended July 31, 2015. This increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the three months ended July 31, 2016 was $125,572 compared to $22,570 for the three months ended July 31, 2015. The gross profit of $125,572 for the three months ended July 31, 2016 represents approximately 24.4% as a percentage of total revenue. The gross profit of $22,570 for the three months ended July 31, 2015 represents approximately 34% as a percentage of total revenue. This decrease in the gross profit percentage is primarily attributed to the pricing policies of the company’s new subsidiary, Malecon Pharmacy.

Operating Expenses

Our operating expenses increased by $107,595 to $149,677 for the three months ended July 31, 2016, from $42,082 for the three months ended July 31, 2015.  The increase was primarily due to the increase in selling, general and administrative expenses of $23,076, an increase in payroll of $44,878, an increase in consulting of $38,933, a decrease in amortization of $367, and an increase in professional fees of $1,075.

Our total operating expenses for the three months ended July 31, 2016 of $149,677 consisted of $64,791 of selling, general and administrative expenses, $44,878 in payroll expenses, $38,933 in consulting fees, and $1,075 in professional fees. Our general and administrative expenses consist of salaries, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss increased by $33,527 to $53,039 for the three months ended July 31, 2016 compared to a net loss of $19,512 for the three months ending July 31, 2015. The increase in net loss compared to the prior period is primarily a result of the increase in operating expenses of $107,595, the increase in gross profit of $103,002 and the increase in other expenses of $28,934.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2016 because of the acquisition of Malecon Pharmacy, we generated positive operating cash flows.  The net cash provided by operating activities was $329,879, and our cash on hand as of July 31, 2016 was $233,460.

Cash Requirements

We had cash available of $233,460 as of July 31, 2016.  Based on our revenues, cash on hand and current monthly burn rate, around $17,000, we believe that our operations are sufficient to fund operations through April 2017.

Sources and Uses of Cash

Operations

We had net cash provided in operating activities of $329,879 for the three months ended July 31, 2016, as compared to cash used of $53,325 for the three months ended July 31, 2015.

Net cash provided in operations consisted primarily of the net income of $1,028,134. Changes in assets and liabilities consisted of increases in inventory of $248,374, accounts receivable of $753,908, a decrease in prepaid expenses of $3,300, and an increase in accounts payable of $300,727.

Investments

We had net cash used in investing activities of $3,748,265 for the three months ended July 31, 2016 and $0 in cash used in investing activities for the three months ended July 31, 2015.

Financing

We had net cash provided in financing activities of $3,630,012 for the three months ended July 31, 2016, as compared to net cash used of $2,850 for the three months ended July 31, 2015.  Our financing activities consisted primary of proceeds from the issuance of stock of $2,340,251, loans of $567,932 from to related party, and an increase in notes payable of $721,829.

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2016 and 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

In the three months ended July 31, 2016, we have not issued any shares of stock.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

21

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

Omni Health, Inc.

Dated: January 23, 2017		/s/ Andrey Soloviev
	By:	Andrey Soloviev
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: January 23, 2017		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

22