Form 10-Q
period 2016-10-31
VitaCig, Inc.
filed 2017-02-01
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

Omni Health, Inc.
and Subsidiaries
Consolidated Balance Sheets

ASSETS
	October 31,	April 30,
	2016	2016
	(unaudited)
Current Assets
Cash and cash equivalents	$ 21,858	$ 21,834
Accounts Receivable, Net	785,780	4,708
Inventory	267,019	26,641
Other receivables and Prepaid Expenses	150,000	3,300
Total Current Assets	1,224,657	56,483
Property, Plant and Equipment, Net	311,240	1,601
Cost Basis Investment	3,430,973	-
Total Assets	$ 4,966,870	$ 58,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable, Current Portion	$ 841,309	$ -
Accounts Payable and Accrued Expenses	228,038	2,000
Due to mCig, Inc.	-	186,276
Due to Related Party	-	2,000
Total Current Liabilities	1,069,347	190,276
Noncurrent Liabilities
Due to Related Party	601,527	-
Total Liabilities	1,670,874	190,276
Stockholders' Equity
Common Stock, $0.0001 par value, voting; 2,000,000,000 shares authorized; 1,148,328,741 and 554,551,683 shares issued, and outstanding, as of October 31, 2016 and April 30, 2016, respectively.	114,723	55,455
Treasury Stock	(1,052,250)	-
Additional Paid In Capital	3,817,791	386,450
Accumulated Deficit	415,732	(574,097)
Total Stockholders' Equity	3,295,996	(132,192)
Total Liabilities and Stockholders' Equity	$ 4,966,870	$ 58,084

See accompanying notes to unaudited consolidated financial statements. 4

Omni Health, Inc.
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Sales	$ 1,285,503	$ 11,707	$ 1,799,950	$ 78,743
Total Cost of Sales	(904,692)	(3,616)	(1,293,568)	(48,082)
Gross Profit	380,811	8,091	506,382	30,661
Selling, general, and administrative	136,079	61,079	200,871	102,795
Professional fees	-	13,750	1,075	13,750
Payroll	69,874	-	114,752	-
Consulting fees	131,738	-	170,670	-
Amortization and Depreciation	7,653	367	7,653	733
Total Operating Expenses	345,344	75,196	495,021	117,278
Net Income(Loss) from operations	35,467	(67,105)	11,361	(86,617)
Other (Expense)	(73,772)	-	(102,705)	-
Net (Loss) from Continuing Operations	(38,305)	(67,105)	(91,344)	(86,617)
Net Income from Discontinued Operations	-	-	1,081,173	-
Net Income (Loss)	$ (38,305)	$ (67,105)	$ 989,829	$ (86,617)
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Income(Loss) Per Share	$ (0.00)	$ (0.00)	$ 0.00	$ (0.00)
Weighted Average Shares Outstanding - Basic and Diluted	854,959,292	503,232,826	854,959,292	501,683,913
See accompanying notes to unaudited consolidated financial statements. 5

Omni Health, Inc.
and Subsidiaries
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended October 31,
	2016	2015
Cash Flows From Operating Activities:
Net (Loss)	$ 989,829
Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	7,653	734
Common stock issued for services	-	54,300
Decrease (Increase) in:
Accounts Receivable, Net	(781,072)	(7)
Inventories	(240,378)	6,637
Other receivables and Prepaid Expenses	(146,700)	-
Accounts Payable, Accrued Expenses and Taxes Payable	226,038	(1,500)
Deferred Revenue	-	(35,700)
Total Adjustment to reconcile Net Income to Net Cash	(934,459)	24,464
Net Cash Provided In Operating Activities	55,370	(62,153)
Cash Flows From Investing Activities:
Increase (Decrease) in:
Net cash received from acquisition	(3,430,973)	-
Acquisition of property, plant and equipment	(317,292)	-
Net cash received in investing activities	(3,748,265)	-
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	2,438,359
Notes Payable, Net	859,836	-
Proceeds from (Repayment of) loan with related parties	394,724	(4,996)
Net Cash Provided By (Used in) Financing Activities	3,692,919	(4,996)
Net Change in Cash	24	(67,149)
Cash at Beginning of Period	21,834	70,516
Cash at End of Period	$ 21,858	$ 3,367

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
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

Item	October 31, 2016	April 30, 2016
Prescription Drugs	$ 119,201	$ -
Non-prescription Drugs	40,559	-
Retail Merchandise	107,259	-
Finished Goods	-	26,641
Total Inventory	$ 267,019	$ 26,641

Accounts Receivable

The Company's accounts receivable is primarily from its contracts associated with healthcare insurance companies. Under various agreements, the Company maintains receivables with 17 companies with accounts ranging from 30-90 days. While the company attempts to collect on all outstanding balances owed, the financial statements do not account for any outstanding receivables beyond 90 days. All receivables beyond 90 days are written off as a drawn down from revenue. Should the company collect at a later date, which it intends to do, the Company reinstates the revenue during the quarter in which it is paid. Due to the nature of these funds, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period. The Company did not report any accounts receivable from any of its retail customers. The following table reflects the accounts receivables as of October 31, 2016.

Amount
0-30 days	$ 254,282
31-60 days	256,408
61-90 days	275,090
Total	$ 785,780

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

There is no potential dilutive security as of October 31, 2016 or 2015.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at October 31, 2016 and April 30, 2015.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. No impairments were recorded during the periods ended October 31, 2016 and 2015.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data.  The Company did not have any significant warranty expenses to report for the three months ended October 31, 2016. Based on these actual expenses, the warranty reserve, as estimated by management as of October 31, 2016 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Note 3 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the six months and three months ended October 31, 2016 and 2015 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business..

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

Note 4 - Intangible Assets:

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
10

Amortization expense on intangible assets was $258 and $0 for the six months and three months period ending October 31, 2016, respectively, and $1,466 for the year ended April 30, 2016. The intangible asset was sold as part of the Company's discontinued operation on June 22, 2016. See Note 10.

Note 5 - Notes Payable

The following table lists the short term and long term notes payable:

Short Term Notes Payable	Original Amount/Assumed Amount	As of October 31, 2016
Current portion of the Lending Club	10,070	10,866
Small Business loan	268,331	161,935
Current portion of Circle Back Lending	5,230	5,647
Star Capital Loan	1,000,000	646,110
Assumed Liabilities	20,532	6,750
Due to mCig	95,000	-
Loan from Shareholder	10,000	10,000
Total Short Term Notes Payable	1,409,163	841,308
Long Term Notes Payable
The Lending Club	23,376	18,518
Circle Back Lending	12,448	10,009
Loan from Shareholder	812,000	573,000
Total Long Term Notes Payable	847,824	601,527
Total Notes Payable	2,256,987	1,292,835

As a part of the discontinue operations of VitaCig the company entered into a convertible promissory note with mCig, Inc., in the amount of $95,000 on June 6, 2016. The company accrued $3,108 in interest on the promissory note through October 31, 2016 bringing the total balance due to $98,108. On October 31, 2016 mCig, Inc. elected to convert the promissory note into shares of the company's stock. See Note 8.

The Lending Club loan was executed by Malecon Pharmacy on April 23, 2016 in the amount of $35,000. The company assumed the remaining balance of $33,446 on June 17, 2016. The note is scheduled to be paid off on March 23, 2019 and has a monthly payment of $1,218.

The Small Business loan was executed by Malecon Pharmacy on April 22, 2016 in the amount of $300,000. The company assumed the remaining balance of $161,935 on June 17, 2016. The payment terms of the note are $1,550 each business day for 240 business days. There was 209 business days left on the note at the time of acquisition and 116 remaining as of October 31, 2016.

The Circle Back Lending loan was executed by Malecon Pharmacy on April 21, 2016 in the amount of $18,500. The company assumed the remaining balance of $17,718 on June 17, 2016. The note is scheduled to be paid off on March 21, 2019 and has a monthly payment of $674.

The Star Capital loan was executed by the Malecon Pharmacy on June 24, 2016 in the amount of $500,000. The note is scheduled to be paid off on December 23, 2016 and has a monthly payment of $90,833. In September 2016, the company entered into a second loan with Star Capital for up to an additional $500,000 in financing. The company has received $350,000. The company recognizes the remaining amount of $150,000 as other receivable. The company is scheduled to pay off this new loan portion on August 2017 and has a monthly payment of $49,167.

The company assumed certain other liabilities and a loan from the shareholder of Malecon Pharmacy in the amount of $30,532 for various obligations associated with the day-to-day operations of the specialty pharmacy. The company paid $5,243 during the period ending October 31, 2016 leaving a remaining balance of $6,750 in assumed liabilities and $10,000 due to related party.

Note 6 - Related Parties and Related Party Transactions

Details of balances between the company and related partied are disclosed below:

	As of October 31, 2016	As of April 30, 2016
Loan from related parties	$ 583,000	$ 96,208

11

The following entities have been identified as related parties:

LX Retail Group, Inc.  Greater than 10% stockholder.

Andrey Soloviev          Director and CEO

mCig, Inc.                   Greater than 10% stockholder during the reporting period.  The Chief Financial Officer of mCig, Inc.,

                                   is the current Interim CEO and Interim CFO of the Company.

On June 22, 2016 when the company acquired Malecon Pharmacy, Inc., it assumed the liability of $812,000 owed to the principal owner of Malecon Pharmacy, Inc. During the three months and six months ended October 31, 2016, the company paid $77,000 and $239,000 towards that outstanding balance, respectively, leaving a balance of $573,000 owed.

Note 7 - Commitments and Contingencies

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

-          The Company Warehouse and Distribution Center in Miami Florida.  The company pays $1,605 a month as rent, which expires August 1, 2017.

-          The Company has a lease for its QS/1 Data System.  The company pays $527.26 per month, which expires on April 30, 2018.

The following chart shows the Company commitments for the next five years:

Year	Amount
2016	$ 97,359
2017	178,425
2018	81,127
2019	71,370
2020	5,948
Total	$ 434,229

Note 8 - Stockholders' Equity (Deficit)

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

On June 17, 2016, the Company issued LX Retailers, LLC 575,000,000 shares of the Company’s common stock as the purchase price for Malecon Pharmacy.

On October 31, 2016 mCig elected to convert its promissory note into shares of the company stock.  The total amount due at the time of conversion was $98,108.  The company issued 17,677,058.

Note 9 - Acquisition of Malecon Pharmacy, Inc.

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

The purchase price of Malecon Pharmacy, Inc., was $3,392,500. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, at the date of acquisition:

Purchase Price (575,000,000 shares @ $0.0059)	$3,392,500

Cash	$107,276
Accounts Receivable	739,224
Inventory	256,507
Medical Equipment	254,232
Property, plant & equipment	64,661
Cost basis investment	3,430,973
Total assets acquired	$4,852,873

Accounts Payable	359,510
Other Liabilities	20,532
Small Business Loan	268,331
Due to Related Party	812,000
Total liabilities assumed	1,460,373
Net assets acquired	$3,392,500

12

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with the acquisition as if the acquisition had been completed as of the beginning of the reporting period.

	For three month ending October 31,		For six months ending October 31,
CONSOLIDATED STATEMENT of OPERATIONS:	2016	2015	2016	2015
Sales	$1,285,503	$1,503,330	$2,912,190	$3,300,946
Cost of Sales	904,692	1,170,735	1,690,366	2,609,788
Gross Profit	380,811	332,595	1,221,824	691,158
Operating Expenses	345,344	315,690	578,463	1,346,766
(Loss) from Operations	35,467	16,905	643,361	(655,608)
Other Income / (Expense)	(73,772)	-	(102,705)	-
Gain from discontinued operations	-	-	1,078,457	-
Net Income (Loss)	$(38,305)	$16,905	$1,619,113	$(655,608)

Note 10 - Discontinued Operations

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

The selloff of VitaCig has been presented as discontinued operations in our financial statements. The following tables represent the current assets and liabilities associated with the discontinued operations as of October 31, 2016:

Assets

Cash	$44,280
Accounts receivable	10,518
Prepaid expenses	3,300
Inventory	26,607
Intangible assets	1,343
Total assets related to discontinued operations	$86,048

Liabilities

Current liabilities	12,974
Deferred revenue	31,874
Due to mCig payable	68,123
Due to related party	2,000
Liabilities related to discontinued operations	$114,971

As of October 31, 2016, the Company has recorded a gain of $1,078,457 for its discontinued operations. The following table presents the net book value of VitaCig as of the selloff, the pro-rata value received as part of the selloff, and the net gain for the selloff of the VitaCig operations:

Net book value of VitaCig at selloff	$(28,923)
FMV of stock received as purchase price	1,049,534
Net gain from selloff	$1,078,457

Note 11. Basic Loss per Share

Basic Income (Loss) Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	Three Months Ended
	October 31,
	2016	2015
Net income (loss)	$ (14,308)	$ (67,105)
Basic income (loss) per share	$ (0.00)	$ (0.00)
Basic weighted average number of shares outstanding	854,959,292	503,232,826

	Six Months Ended
	October 31,
	2016	2015
Net income (loss)	$ 1,013,824	$ (86,617)
Basic income (loss) per share	$ (0.00)	$ (0.00)
Basic weighted average number of shares outstanding	854,959,292	501,683,913

The computation of basic income (loss) per common share is based on the weighted average number of shares outstanding during the periods.

Note 12 - Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated October 31, 2016, in connection with the audit of our annual financial statements as of April 30, 2016, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 3 to the unaudited financial statements for the period ended October 31, 2016 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three months ended October 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended October 31,
	2016	2015
Revenue	$1,285,503	$11,707
Cost of Goods Sold	904,692	3,616
Gross Profit	380,811	8,091
Expenses	345,344	75,196
Net Income(Loss) from operations	35,467	(67,105)

	For the Six Months Ended October 31,
	2016	2015
Revenue	$1,799,950	$78,743
Cost of Goods Sold	1,293,568	48,082
Gross Profit	506,382	30,661
Expenses	495,021	117,278
Net Income(Loss) from operations	11,361	(86,617)

Results of Operations

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Revenue

Our revenue from operations for the three months ended October 31, 2016 was $1,285,503 compared to $11,707, an increase of $1,273,796, for the three months ended October 31, 2015.  This increase is primarily due to an increase in sales upon the acquisition of Malecon Pharmacy on June 22, 2016.  Revenues consist primarily of results from the sales of prescription drugs, non-prescription drugs, and specialty products and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2016 was $904,692 compared to $3,616 for the three months ended October 31, 2015. This increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the three months ended October 31, 2016 was $380,811 compared to $8,091 for the three months ended October 31, 2015. The gross profit of $380,811 for the three months ended October 31, 2016 represents approximately 29.6% as a percentage of total revenue. The gross profit of $8,091 for the three months ended October 31, 2015 represents approximately 69.1% as a percentage of total revenue. This decrease in the gross profit percentage is primarily attributed to the pricing policies of the company’s new subsidiary, Malecon Pharmacy.

Operating Expenses

Our operating expenses increased by $270,148 to $345,344 for the three months ended October 31, 2016, from $75,196 for the three months ended October 31, 2015.  The increase was primarily due to the increases in payroll of $69,874, consulting fees of $131,738, selling, general and administrative expenses of $75,000, and depreciation of $7,286, and a decrease in professional fees of $13,750.

Our total operating expenses for the three months ended October 31, 2016 of $345,344 consisted of $136,079 of selling,  general and administrative expenses, $69,874 in payroll expenses, $131,738 in consulting fees, and $7,653 in depreciation expenses. Our general and administrative expenses consist of rent, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net loss decreased by $28,800 to $38,305 for the three months ended October 31, 2016 compared to a net loss of $67,105 for the three months ending October 31, 2015. The decrease in net income compared to the prior period is primarily a result of the increase in operating expenses of $270,148 and the increase in gross profit of $372,720.

Six Months Ended October 31, 2016 Compared to Six Months Ended October 31, 2015

Revenue

Our revenue from operations for the six months ended October 31, 2016 was $1,799,950 compared to $78,743, an increase of $1,721,207, for the six months ended October 31, 2015.  This increase is primarily due to an increase in sales upon the acquisition of Malecon Pharmacy on June 22, 2016.  Revenues consist primarily of results from the sales of prescription drugs, non-prescription drugs, and specialty products and related accessories.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2016 was $1,293,568 compared to $48,082 for the six months ended October 31, 2015. This increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the six months ended October 31, 2016 was $506,382 compared to $30,661 for the six months ended October 31, 2015. The gross profit of $506,382 for the six months ended October 31, 2016 represents approximately 28.1% as a percentage of total revenue. The gross profit of $30,661 for the six months ended October 31, 2015 represents approximately 38.9% as a percentage of total revenue. This decrease in the gross profit percentage is primarily attributed to the pricing policies of the company’s new subsidiary, Malecon Pharmacy.

Operating Expenses

Our operating expenses increased by $377,923 to $495,021 for the six months ended October 31, 2016, from $117,278 for the six months ended October 31, 2015. The increase was primarily due to the increase in selling, general and administrative expenses of $98,076, an increase in payroll of $114,752, an increase in consulting fees of $170,670, an increase in depreciation of $6,920, and a decrease in professional fees of $12,675.

Our total operating expenses for the six months ended October 31, 2016 of $495,021 consisted of $200,871 of selling, general and administrative expenses, $114,752 in payroll expenses, $1,075 in professional fees, $170,670 in consulting fees, and $7,653 in depreciation expenses. Our general and administrative expenses consist of salaries, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income increased by $1,076,446 to $989,829 for the six months ended October 31, 2016 compared to a net loss of $86,617 for the six months ending October 31, 2015. The increase in net income compared to the prior period is primarily a result of the increase in gain from discontinued operation of $1,081,173, the increase in operating expenses of $377,743 and the increase in gross profit of $475,721.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2016 because of the acquisition of Malecon Pharmacy, we generated positive operating cash flows.  The net cash provided by operating activities was $55,370, and our cash on hand as of October 31, 2016 was $21,858.

Cash Requirements

We had cash available of $21,858 as of October 31, 2016.  Based on our revenues, cash on hand and current monthly burn rate, we believe that our operations are sufficient to fund operations through April 2017.

Sources and Uses of Cash

Operations

We had net cash provided in operating activities of $55,370 for the six months ended October 31, 2016, as compared to cash used of $62,153 for the six months ended October 31, 2015.

Net cash provided in operations consisted primarily of the net income of $989,829. Changes in assets and liabilities consisted of increases in inventory of $240,378, accounts receivable of $781,072, an increase in Other receivable of $146,700, and an increase in accounts payable of $240,378.

Investments

We had net cash used in investing activities of $3,748,265 for the six months ended October 31, 2016 and $0 in cash used in investing activities for the six months ended October 31, 2015.

Financing

We had net cash provided in financing activities of $3,692,919 for the six months ended October 31, 2016, as compared to net cash used of $4,996 for the six months ended October 31, 2015.  Our financing activities consisted primary of cash proceeds from issuance of common stock of $2,438,359, cash proceeds from loan with related parties of $394,724 and an increase of notes payable of $859,836.  As part of the discontinued operations, the company purchased $1,052,250 of its company stock held in treasury.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and six months ended October 31, 2016 and 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended October 31, 2016, we have not issued any shares of stock.

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

Omni Health, Inc.

Dated: February 1, 2017		/s/ Andrey Soloviev
	By:	Andrey Soloviev
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: February 1, 2017		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

22