Form 10-Q
period 2017-01-31
OMNI HEALTH, INC.
filed 2017-03-24
CIK 1604906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-195397

OMNI HEALTH, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-4597341 (I.R.S. Employer Identification No.)
400 W 41st Street, Suite 506, Miami Beach, Florida (Address of principal executive offices)	33140 (Zip Code)
(800) 709-8742 Registrant’s telephone number, including area code VitaCig, Inc. 433 North Camden Drive, 6th Floor, Beverly Hills, CA 90210
(Former name and address, if changed since last report)

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

As of March 4, 2017, the Company had 975,828,741 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format     Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

Omni Health, Inc.

and SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited) January 31,	April 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$7,649	$21,834
Accounts Receivable, Net	839,393	4,708
Inventory	286,154	26,641
Other Receivables and Prepaid Expenses	150,000	3,300
Total Current Assets	1,283,196	56,483
Property, Plant and Equipment, Net	301,169	1,601
Cost Basis Investment	3,430,973	—
Total Assets	$5,015,338	$58,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes Payable, Current Portion	$901,017	$—
Accounts Payable and Accrued Expenses	295,706	2,000
Due to mCig, Inc.	—	186,276
Due to Related Party	—	2,000
Total Current Liabilities	1,196,723	190,276
Noncurrent Liabilities
Bank loans	23,968
Due to Related Party	573,000	—
Total Liabilities	1,793,691	190,276
Stockholders' Equity
Common Stock, $0.0001 par value, voting; 2,000,000,000 shares	97,583	55,455
authorized; 975,828,741 and 554,551,683 shares issued, and
outstanding, as of January 31, 2017 and April 30, 2016
Treasury Stock	(1,052,250)	—
Shares issued at spinoff, discount from par value	—	(49,514)
Additional Paid In Capital	3,834,931	435,964
Accumulated Deficit	341,383	(574,097)
Total Stockholders' Equity	3,221,647	(132,192)
Total Liabilities and Stockholders' Equity	$5,015,338	$58,084

See accompanying notes to unaudited consolidated financial statements.

Omni Health, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Sales	$1,470,844	$39,110	$3,270,794	$117,853
Total Cost of Sales	1,072,701	37,473	2,366,269	85,555
Gross Profit	398,143	1,637	904,525	32,298
Selling, general, and administrative	72,973	20,310	275,843	123,105
Professional fees	16,000	5,000	21,075	18,750
Payroll	98,860	—	187,080	—
Consulting fees	249,742	—	424,945	—
Amortization and Depreciation	10,071	367	17,724	1,100
Total Operating Expenses	447,646	25,677	926,667	142,955
Net Income(Loss) from operations	(49,503)	(24,040)	(22,142)	(110,657)
Other (Expense)	(40,846)	—	(143,551)	—
Net (Loss) from Continuing Operations	(90,349)	(24,040)	(165,693)	(110,657)
Net Income from Discontinued Operations	—	—	1,081,173	—
Net Income (Loss)	$(90,349)	$(24,040)	$915,480	$(110,657)
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Income(Loss) Per Share	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted Average Shares Outstanding - Basic and Diluted	972,228,741	503,232,826	888,156,755	501,683,913

See accompanying notes to unaudited consolidated financial statements.

Omni Health, Inc.
and SUBSIDIARIES
Statements of Cash Flows
(unaudited)
For the Nine Months Ended January 31,

	2017	2016
Cash Flows From Operating Activities:
Net (Loss)	915,480	$(110,657)
Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	17,724	1,100
Common stock issued for services	—	57,104
Decrease (Increase) in:
Accounts Receivable, Net	(834,685)	(25,215)
Inventories	(259,512)	7,624
Prepaid Expenses and Other Current Assets	(146,700)	—
Accounts Payable, Accrued Expenses and Taxes Payable	293,706	(1,500)
Deferred Revenue	—	(35,700)
Total Adjustment to reconcile Net Income to Net Cash	(947,192)	3,413
Net Cash Provided In Operating Activities	(13,988)	(107,244)
Cash Flows From Investing Activities:
Increase (Decrease) in:
Net cash received from acquisition	1,601	—
Net cash received in investing activities	1,601	—
Cash Flows From Financing Activities:
Proceeds (Reduction) from issuance of common stock	(954,215)	—
Proceeds from long term loans	51,457
Proceeds from short term moans, Net	605,197	—
Proceeds (Repayments) to Related Party	(427,276)	87,693
Net Cash Provided By (Used in) Financing Activities	(724,763)	87,693
Net Change in Cash	(14,185)	(19,551)
Cash at Beginning of Period	21,834	70,516
Cash at End of Period	$7,649	$50,965

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$140,443	$—
Cash paid for income taxes	$—	$—
Inventory transferred to related party	$—	$(2,460)
Non-cash Investing and Financing Activities:
Net assets from Malecon Pharmacy Acquisition	$3,392,500	$—

See accompanying notes to unaudited consolidated financial statements.

OMNI HEALTH, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Note 1 – Organization and Basis of Presentation

The accompanying audited financial statements of Omni Health, Inc., formerly known as VitaCig, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

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

On June 17, 2017 VitaCig acquired Malecon Pharmacy, Inc., in a Stock Exchange Agreement. VitaCig issued LX Retail Group, LLC 575,000,000 common shares of stock in exchange for 100% of the stock of Malecon Pharmacy, Inc. Malecon Pharmacy, Inc., operates as a subsidiary of VitaCig, Inc. Malecon Pharmacy is a pharmacy that operates in Hialeah, Florida since 1974.

On June 22, 2017 VitaCig sold its eCig business element to mCig, Inc., in exchange for the return to treasury stock 172,500,000 shares of VitaCig stock and the reduction of the outstanding amount owed by Vitacig, Inc., to mCig, Inc., in the amount equal to reducing the outstanding balance to $95,000. As a result of this transaction, VitaCig, Inc., became a holding company in which it has one wholly owned subsidiary, Malecon Pharmacy, Inc.

On September 9, 2017 the company changed its name to Omni Health, Inc.

The Company currently maintains its corporate office in Haileah, Florida.

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

Item	January 31, 2017	April 30, 2017
Prescription Drugs	$125,908	$—
Non-prescription Drugs	41,244	—
Retail Merchandise	119,001	—
Finished Goods	—	26,641
Total Inventory	$286,153	$26,641

Accounts Receivable

The Company’s accounts receivable is primarily from its contracts associated with healthcare insurance companies. Under various agreements, the Company maintains receivables with 17 companies with accounts ranging from 30-90 days. While the company attempts to collect on all outstanding balances owed, the financial statements do not account for any outstanding receivables beyond 90 days. All receivables beyond 90 days are written off as a drawn down from revenue. Should the company collect at a later date, which it intends to do, the Company reinstates the revenue during the quarter in which it is paid. Due to the nature of these funds, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period. The Company did not report any accounts receivable from any of its retail customers. The following table reflects the accounts receivables as of January 31, 2017.

Amount
0-30 days	$284,881
31-60 days	259,196
61-90 days	295,316
Total	$839,392

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

·	Revenues generated from prescription drugs sold by mail service pharmacies are recognized when the prescription is shipped. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments.
·	Revenues generated from prescription drugs sold through national retail pharmacy network and associated administrative fees are recognized at the point-of-sale, which is when the claim is adjudicated by the online claims processing system.

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

There is no potential dilutive security as of January 31, 2017 or 2016.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at January 31, 2017 and April 30, 2016.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. No impairments were recorded during the periods ended January 31, 2017 and 2016.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. The Company did not have any significant warranty expenses to report for the three months ended January 31, 2017. Based on these actual expenses, the warranty reserve, as estimated by management as of January 31, 2017 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

In July 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-11 "Simplifying the Measurement of Inventory"; guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. There were various other updates recently issued, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the nine months and three months ended January 31, 2017 and 2016 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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
		April 30, 2017
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$	$	$
Finite lived intangible assets
Internet website	3	4,400	(2,799)	1,601
Total identifiable intangible assets		4,400	(2,799)	1,601

As of
June 22, 2017
11

	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		$	$	$
Finite lived intangible assets
Internet website	3	4,400	(3,057)	1,343
Total identifiable intangible assets		4,400	(3,057)	1,343

Amortization expense on intangible assets was $258 and $0 for the nine months and three months period ending January 31, 2017, respectively, and $1,466 for the year ended April 30, 2017. The intangible asset was sold as part of the Company’s discontinued operation on June 22, 2017. See Note 10.

Note 5. Notes Payable

The following table lists the short term and long term notes payable:

Short Term Notes Payable	Original Amount/Assumed Amount	As of January 31, 2017
Current portion of the Lending Club	10,070	11,287
Small Business loan	268,331	82,371
Current portion of Circle Back Lending	5,230	5,914
Star Capital Loan	1,000,000	482,863
Assumed Assumed Liabilities	20,532	-
Due to mCig	95,000	-
Accounts Receivable Factoring	-	257,125
Loan from Shareholder	10,000	10,000
Total Short Term Notes Payable	1,409,163	849,560
Long Term Notes Payable
The Lending Club	23,376	15,534
Circle Back Lending	12,448	8,434
Loan from Shareholder	812,000	573,000
Total Long Term Notes Payable	847,824	596,968
Total Notes Payable	2,256,987	1,446,528

As a part of the discontinue operations of VitaCig the company entered into a convertible promissory note with mCig, Inc., in the amount of $95,000 on June 6, 2017. The company accrued $3,108 in interest on the promissory note through January 31, 2017 bringing the total balance due to $98,108. On January 31, 2017 mCig, Inc. elected to convert the promissory note into shares of the company’s stock. See Note 8.

The Lending Club loan was executed by Malecon Pharmacy on April 23, 2017 in the amount of $35,000. The company assumed the remaining balance of $33,446 on June 17, 2017. The note is scheduled to be paid off on March 23, 2019 and has a monthly payment of $1,218.

The Small Business loan was executed by Malecon Pharmacy on April 22, 2017 in the amount of $300,000. The company assumed the remaining balance of $161,935 on June 17, 2017. The payment terms of the note are $1,550 each business day for 240 business days. There was 209 business days left on the note at the time of acquisition and 116 remaining as of January 31, 2017.

The Circle Back Lending loan was executed by Malecon Pharmacy on April 21, 2017 in the amount of $18,500. The company assumed the remaining balance of $17,718 on June 17, 2017. The note is scheduled to be paid off on March 21, 2019 and has a monthly payment of $674.

The Star Capital loan was executed by the Malecon Pharmacy on June 24, 2017 in the amount of $500,000. The note is scheduled to be paid off on December 23, 2017 and has a monthly payment of $90,833. In September 2017, the company entered into a second loan with Star Capital for up to an additional $500,000 in financing. The company has received $350,000. The company recognizes the remaining amount of $150,000 as other receivable. The company is scheduled to pay off this new loan portion on August 2017 and has a monthly payment of $49,167.

The company assumed certain other liabilities and a loan from the shareholder of Malecon Pharmacy in the amount of $30,532 for various obligations associated with the day-to-day operations of the specialty pharmacy. The company paid $5,243 during the period ending January 31, 2017 leaving a remaining balance of $6,750 in assumed liabilities and $10,000 due to related party.

Note 6. Related Parties and Related Party Transactions

Details of balances between the company and related partied are disclosed below:

	As of January 31, 2017	As of April 30, 2017
Loan from related parties	$583,000	$188,276

The following entities have been identified as related parties:

LX Retail Group, Inc.   Greater than 10% stockholder.

Malecon Pharmacy, Inc. Subsidiary company.

Andrey Soloviev          Director and CEO

On June 22, 2017 when the company acquired Malecon Pharmacy, Inc., it assumed the liability of $812,000 owed to the principal owner of Malecon Pharmacy, Inc. During the three months and nine months ended January 31, 2017, the company paid $77,000 and $239,000 towards that outstanding balance, respectively, leaving a balance of $573,000 owed.

Note 7. Commitments and Contingencies

The Company has commitments for three leased facilities. In addition, the Company has a lease commitment for its pharmacy software system.

-	The company headquarters located in Miami Beach, Florida. The office rent is $5,947.41 per month. The lease expires on May 1, 2019.

-	The Company Pharmacy building in Hialeah, Florida. The rent for the facility is $8,146.74 per month. The lease expires on February 1, 2017.

-	The Company Warehouse and Distribution Center in Miami Florida. The company pays $1,605 a month as rent, which expires August 1, 2017.

-	The Company has a lease for its QS/1 Data System. The company pays $527.26 per month, which expires on April 30, 2018.

The following chart shows the Company commitments for the next five years:

Year	Amount
2017	$48,680

2018	178,425
2019	81,127
2020	71,370
2021	5,948
Total	$387,131

 Note 8. Stockholders’ Equity (Deficit)

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc. (the “Spin-off).

As of April 30, 2017, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001. As of April 30, 2016 the Company had issued 500,135,000 common shares. During the year the Company issued 54,416,683 shares of common stock for services rendered - the price evaluate is $441,405. As of April 30, 2017 the total issued and outstanding of common stock was 554,551,683.

On June 17, 2017, the Company issued LX Retailers, LLC 575,000,000 shares of the Company’s common stock as the purchase price for Malecon Pharmacy.

On January 31, 2017 mCig elected to convert its promissory note into shares of the company stock. The total amount due at the time of conversion was $98,108. The company issued 17,677,058.

Note 9. Acquisition of Malecon Pharmacy, Inc.

On June 17, 2017, the Company and LX Retailers, LLC entered into a share exchange agreement whereby the Company acquired 100% of the stock of Malecon Pharmacy, Inc., whereby LX Retailers, LLC transferred the assets and operations of the business of Malecon Pharmacy, Inc., to Company in exchange for 575,000,000 shares of the Company’s Common Stock.

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

	For three month ending January 31,		For nine months ending January 31,
CONSOLIDATED STATEMENT of OPERATIONS:	2017	2016	2017	2016
Sales	$1,470,844	$1,503,330	$4,383,034	$4,804,276
Cost of Sales	1,072,701	1,170,735	2,763,067	3,780,523
Gross Profit	398,143	332,595	1,619,967	1,023,753
Operating Expenses	447,646	315,690	1,026,109	1,662,456
(Loss) from Operations	(49,503)	16,905	593,858	(638,703)
Other Income / (Expense)	(40,846)	-	(143,551)	-
Gain from discontinued operations	-	-	1,081,173	-
Net Income (Loss)	$(90,349)	$16,905	$1,531,480	$(638,703)

Note 10. Discontinued Operations

On June 22, 2017, the Company sold off its VitaCig operations. The Company was returned 172,500,000 shares of common stock of the Company’s common stock, par value $0.0001 per share (“Common Stock”), from mCig, Inc., and was forgiven $68,123 in debt owed to MCIG in exchange for the VitaCig operations.  The record date for the transaction was June 22, 2017.  The transaction was completed for the purpose of legally and structurally separating the VitaCig operation from the newly acquired business and the Company’s change in direction.

The selloff of VitaCig has been presented as discontinued operations in our financial statements. The following tables represent the current assets and liabilities associated with the discontinued operations as of January 31, 2017:

Assets

Cash	$44,280
Accounts receivable	10,518
Prepaid expenses	3,300
Inventory	26,607
Intangible assets	1,343
Total assets related to discontinued operations	$86,048

Liabilities

Current liabilities	12,974
Deferred revenue	31,874
Due to mCig payable	68,123
Due to related party	2,000
Liabilities related to discontinued operations	$114,971

As of January 31, 2017, the Company has recorded a gain of $1,081,173 for its discontinued operations. The following table presents the net book value of VitaCig as of the selloff, the pro-rata value received as part of the selloff, and the net gain for the selloff of the VitaCig operations:

Net book value of VitaCig at sell-off	$(28,923)

FMV of stock received from sell-off	1,052,250
Net gain from discontinued operations	$1,081,173

Note 11. Basic Loss per Share

Basic Income (Loss) Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	Three Months Ended
	January 31,
	2017	2016
Net income (loss)	$(90,349)	$(24,040)
Basic income (loss) per share	$(0.00)	$(0.00)
Basic weighted average number of shares outstanding	975,828,741	503,232,826

	Nine Months Ended
	January 31,
	2017	2016
Net income (loss)	$915,480	$(110,657)
Basic income (loss) per share	$0.00	$(0.00)
Basic weighted average number of shares outstanding	888,232,826	501,683,913

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the Company, unless the context requires otherwise. The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and the accompanying related notes included in this quarterly report and our audited financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the Securities and Exchange Commission.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2017.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “VitaCig” or the “Company” refer to VitaCig, Inc.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated January 31, 2017, in connection with the audit of our annual financial statements as of April 30, 2017, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 3 to the unaudited financial statements for the period ended January 31, 2017 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

On November 28, 2014, mCig completed the spin-off of 54.1% of VitaCig, Inc.

On June 17, 2017 VitaCig acquired Malecon Pharmacy, Inc., in a Stock Exchange Agreement. VitaCig issued LX Retail Group, LLC 575,000,000 common shares of stock in exchange for 100% of the stock of Malecon Pharmacy, Inc. Malecon Pharmacy, Inc., operates as a subsidiary of VitaCig, Inc. Malecon Pharmacy is a premiere anti-aging cream manufacturer, wholesaler, and distributor.

On June 22, 2017 VitaCig sold its eCig business element to mCig, Inc., in exchange for the return to treasury stock 172,500,000 shares of VitaCig stock and the reduction of the outstanding amount owed by Vitacig, Inc., to mCig, Inc., the amount of $122,394. As a result of this transaction, VitaCig, Inc., became a holding company in which it has one wholly owned subsidiary, Malecon Pharmacy, Inc.

On August 9, 2017 the Company changed its name from “VitaCig, Inc.” to “Omni Health, Inc.”.

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

SEC Staff Accounting Bulletin 104, “Revenue Recognition, corrected copy” ( “SAB 104”) provides the general criteria for the timing aspect of revenue recognition, including consideration of whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. The Company has established the following revenue recognition policies in accordance with SAB 104:

·	Revenues generated from prescription drugs sold by mail service pharmacies are recognized when the prescription is shipped. At the time of shipment, the Company has performed substantially all of its obligations under its customer contracts and does not experience a significant level of reshipments.
·	Revenues generated from prescription drugs sold through national retail pharmacy network and associated administrative fees are recognized at the point-of-sale, which is when the claim is adjudicated by the online claims processing system.

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

Results of Operations

Our operating results for the three months and nine months ended January 31, 2017 and 2016 are summarized as follows:

	For the Three Months Ended January 31,
	2017	2016
Revenue	$1,470,844	$39,110
Cost of Goods Sold	1,072,701	37,473
Gross Profit	398,143	1,637
Expenses	447,646	25,677
Net Income(Loss) from operations	(49,503)	(24,040)

	For the Nine Months Ended January 31,
	2017	2016
Revenue	$3,270,793	$117,853
Cost of Goods Sold	2,366,269	85,555
Gross Profit	904,524	32,298
Expenses	926,667	142,955
Net Income(Loss) from operations	(22,142)	(110,657)

Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

Revenue

Our revenue from operations for the three months ended January 31, 2017 was $1,470,844 compared to $39,110, an increase of $1,431,734, for the three months ended January 31, 2016.  This increase is primarily due to an increase in sales upon the acquisition of Malecon Pharmacy on June 22, 2017. Revenues consist primarily of results from the sales of prescription drugs, non-prescription drugs, and specialty products and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2017 was $1,072,701 compared to $37,473 for the three months ended January 31, 2016. This increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the three months ended January 31, 2017 was $395,143 compared to $1,637 for the three months ended January 31, 2016. The gross profit of $395,143 for the three months ended January 31, 2017 represents approximately 27.1% as a percentage of total revenue. The gross profit of $1,637 for the three months ended January 31, 2016 represents approximately 4.2% as a percentage of total revenue. This increase in the gross profit percentage is primarily attributed to the pricing policies of the company’s new subsidiary, Malecon Pharmacy.

Operating Expenses

Our operating expenses increased by $783,711 to $926,666 for the nine months ended January 31, 2017, from $142,955 for the nine months ended January 31, 2016. The increase was primarily due to the increase in selling, general and administrative expenses of $152,738, an increase in payroll of $187,080, an increase in consulting fees of $424,945, an increase in depreciation of $16,624, and in professional fees of $2,325.

Our total operating expenses for the nine months ended January 31, 2017 of $926,667 consisted of $275,843 of selling, general and administrative expenses, $187,080 in payroll expenses, $21,075 in professional fees, $424,945 in consulting fees, and $17,724 in depreciation expenses. Our general and administrative expenses consist of salaries, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net loss increased by $25,463 to $49,503 for the three months ended January 31, 2017 compared to a net loss of $24,040 for the three months ending January 31, 2016. The decrease in net income compared to the prior period is primarily a result of the increase in operating expenses of $421,646 and the increase in gross profit of $393,506.

Nine Months Ended January 31, 2017 Compared to Nine Months Ended January 31, 2016

Revenue

Our revenue from operations for the nine months ended January 31, 2017 was $3,270,793 compared to $117,853, an increase of $3,152,940, for the nine months ended January 31, 2016.  This increase is primarily due to an increase in sales upon the acquisition of Malecon Pharmacy on June 22, 2017. Revenues consist primarily of results from the sales of prescription drugs, non-prescription drugs, and specialty products and related accessories.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2017 was $2,366,269 compared to $85,555 for the nine months ended January 31, 2016. This increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the nine months ended January 31, 2017 was $904,524 compared to $32,298 for the nine months ended January 31, 2016. The gross profit of $904,524 for the nine months ended January 31, 2017 represents approximately 27.7% as a percentage of total revenue. The gross profit of $32,298 for the nine months ended January 31, 2016 represents approximately 27.4% as a percentage of total revenue. This increase in the gross profit percentage is primarily attributed to the pricing policies of the company’s new subsidiary, Malecon Pharmacy.

Operating Expenses

Our operating expenses increased by $783,711 to $926,666 for the nine months ended January 31, 2017, from $142,955 for the nine months ended January 31, 2016. The increase was primarily due to the increase in selling, general and administrative expenses of $110,375, an increase in payroll of $261,111, an increase in consulting fees of $371,988, an increase in depreciation of $16,624, and in professional fees of $23,613.

Our total operating expenses for the nine months ended January 31, 2017 of $926,666 consisted of $233,480 of selling, general and administrative expenses, $261,111 in payroll expenses, $42,363 in professional fees, $371,988 in consulting fees, and $17,724 in depreciation expenses. Our general and administrative expenses consist of salaries, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income increased by $1,026,137 to $915,480 for the nine months ended January 31, 2017 compared to a net loss of $110,657 for the nine months ending January 31, 2016. The increase in net income compared to the prior period is primarily a result of the increase in gain from discontinued operation of $1,081,173, the increase in operating expenses of $783,711, an increase in interest expense of $143,551, and the increase in gross profit of $872,226.

Liquidity and Capital Resources

Introduction

During the nine months ended January 31, 2017 because of the acquisition of Malecon Pharmacy, we generated positive operating cash flows.  The net cash provided by operating activities was $601,701, and our cash and cash equivalents on hand as of January 31, 2017 was $7,649.

Cash Requirements

We had cash available of $7,649 as of January 31, 2017.  Based on our revenues, cash on hand and current monthly burn rate, we believe that our operations are sufficient to fund operations through April 2017.

Sources and Uses of Cash

Operations

We had net cash provided in operating activities of $601,701 for the nine months ended January 31, 2017, as compared to cash used of $107,244 for the nine months ended January 31, 2016.

Net cash provided in operations consisted primarily of the net income of $915,480. Changes in assets and liabilities consisted of decreases in inventory of $3,006, accounts receivable of $95,460, an increase in other receivable of $146,700, and an increase in accounts payable of $86,336.

Investments

We had net cash received in investing activities of $1,601 for the nine months ended January 31, 2017 and $0 in cash used in investing activities for the nine months ended January 31, 2016.

Financing

We had net cash used in financing activities of $724,763 for the nine months ended January 31, 2017, as compared to net cash provided of $87,693 for the nine months ended January 31, 2016.  Our financing activities consisted primary of cash provided from issuance of common stock of $98,109, cash used for loans with related parties of $427,276 and an increase of notes payable of $656,744 (which consisted on $51,457 in long term loans and $605,197 in short term loans). As part of the discontinued operations, the company purchased $1,052,250 of its company stock held in treasury.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and nine months ended January 31, 2017 and 2016 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended January 31, 2017, we have not issued any shares of stock.

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

Omni Health, Inc.

Dated: March 24, 2017		/s/ Andrey Soloviev
	By:	Andrey Soloviev
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 24, 2017		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

